Form 10QSB
period 2000-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2000-11-13
CIK 1110648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER

                       IMAGE TECHNOLOGY LABORATORIES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                 22-53531373
                 ---------------          ----------------
       (STATE OR OTHER JURISDICTION OF   (IRS EMPLOYER I.D. NO.)
        INCORPORATION OR ORGANIZATION)

                   167 SCHWENK DRIVE, KINGSTON, NEW YORK 12401
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (914) 338-3366

                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 2000 was 8,338,750.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

           The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc.'s unaudited condensed financial statements and related notes which are included elsewhere in this filing.

           Image Technology Laboratories, Inc., was incorporated on December 5, 1997 and commenced operations on January 1, 1998. We are in the process of developing picture archiving and communications software which will be used to input diagnostic images in digital format from original imaging sources and to store, print and display those images. Such software is used in the management of medical diagnostic images by hospitals, health maintenance organizations, group medical practices and individual radiologists to increase accuracy, reduce costs and boost productivity.

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1999

           As of June 30, 2000, we had not generated any revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any revenues from our planned operations prior to the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES:

           During the six and three months ended June 30, 2000, the Company incurred research and development expenses of $300,00 and $150,000, respectively. These expenses, of which $200,000 and $87,500 were accrued, were primarily compensation to the Company's three founders under their employment contracts. In addition, $75,000 and $37,500, respectively, of these expenses were attributed to compensation associated with the issuance to them of the preferred stock, also a non-cash change.

GENERAL AND ADMINISTRATION EXPENSES:

           During the six and three months June 30, 2000, the Company incurred general and administrative expenses of $96,795 and $16,067, respectively, as compared to $184 and $72 in the comparable prior periods. The increase was primarily attributable to professional fees, of which $75,000 was associated with the issuance of common stock, a non-cash change, and a general increase in the Company's infrastructure.



LIQUIDITY AND CAPITAL RESOURCES

           As of June 30, 2000, we had cash and a working capital deficiency of approximately $73,000 and $72,000, respectively. The primary reason for the working capital deficiency is the $200,000 accrued compensation to the Company's founders, described above. To date, the principal sources of capital resources have been proceeds from the issuance of shares of common stock to our founders of $21,250 and the net proceeds from the recently completed private placement of units of common stock and warrants of $180,000. In addition, we received proceeds from the issuance of notes payable to our founders in the amount of $5,200.

           We do not have any pending material commitments regarding capital expenditures. However, our current sources of liquidity and cash are insufficient to satisfy our cash needs beyond the next twelve months. We will require additional capital to fund our operations and pursue our business strategies. We expect to raise or obtain additional capital through the sale of securities and through the exercise of outstanding stock warrants. There can be no assurance that additional funds will be available. If adequate funds are not available, there will be a material adverse effect on our business, financial condition and development strategies.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)




                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                           PAGE
                                                                           ----
Condensed Balance Sheet
    June 30, 2000 (Unaudited)                                               F-2

Condensed Statements of Operations
    Six and Three Months Ended June 30, 2000 and 1999 and Period from
    January 1, 1998 (Date of Inception) to June 30, 2000 (Unaudited)        F-3

Condensed Statement of Stockholders' Equity (Deficiency)
    Six Months Ended June 30, 2000 and Period from
    January 1, 1998 (Date of Inception) to June 30, 2000 (Unaudited)        F-4

Condensed Statements of Cash Flows
    Six and Three Months Ended June 30, 2000 and 1999 and Period from
    January 1, 1998 (Date of Inception) to June 30, 2000 (Unaudited)        F-5

Notes to Condensed Financial Statements (Unaudited)                       F-6/8



                                      * * *


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                  June 30, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------

Current assets:
    Cash                                                              $  73,318
    Prepaid professional fees                                            60,000
    Other current assets                                                     45
                                                                     ----------
            Total current assets                                        133,363

Capitalized software costs                                                7,152
                                                                     ----------

            Total                                                      $140,515
                                                                     ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accrued compensation payable to stockholders                       $200,000
    Notes payable to stockholders                                         5,200
                                                                     ----------
            Total liabilities                                           205,200
                                                                      ---------

Commitments

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued                              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 8,338,750 shares issued and outstanding              83,387
    Additional paid-in capital                                          627,863
    Unearned compensation                                              (375,000)
    Deficit accumulated in the development stage                       (415,935)
                                                                     ----------
            Total stockholders' deficiency                              (64,685)
                                                                     ----------

            Total                                                      $140,515
                                                                     ==========


See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                Six and Three Months Ended June 30, 2000 and 1999
                         and Period from January 1, 1998
                      (Date of Inception) to June 30, 2000
                                   (Unaudited)




                                                     SIX MONTHS                   THREE MONTHS
                                                   ENDED JUNE 30,                 ENDED JUNE 30,
                                             ------------------------      -----------------------
                                                 2000           1999          2000           1999       CUMULATIVE
                                             -----------   -----------    ------------    ----------    ----------

Revenues                                    $      --      $      --      $      --      $      --      $      --

Research and development expenses               300,000                       150,000                       300,000

General and administrative expenses              96,795            184         16,067             72        115,935
                                            -----------    -----------    -----------    -----------    -----------

Net loss                                    $  (396,795)   $      (184)   $  (166,067)   $       (72)   $  (415,935)
                                            ===========    ===========    ===========    ===========    ===========

Basic net loss per share                    $      (.04)   $      --      $      (.02)   $      --      $      (.05)
                                            ===========    ===========    ===========    ===========    ===========

Basic weighted average shares outstanding     9,522,816      7,288,750      9,838,750      7,288,750      7,734,095
                                            ===========    ===========    ===========    ===========    ===========





See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

            Condensed Statement of Stockholders' Equity (Deficiency)
                         Six Months Ended June 30, 2000
                         and Period from January 1, 1998
                    (Date of Inception) to December 31, 1999
                                   (Unaudited)

                                                                                                           DEFICIT
                                                                                                           ACCUMU-
                                       PREFERRED STOCK          COMMON STOCK                                LATED     TOTAL
                                    --------------------   --------------------    ADDI-                    IN THE    STOCK-
                                      NUMBER               NUMBER                  TIONAL      UNEARNED    DEVELOP    HOLDERS'
                                        OF                  OF                     PAID-IN     COMPEN-      MENT      EQUITY
                                      SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL     SATION      STAGE    (DEFICIENCY)
                                    ----------  -------  -----------  --------   ----------- ------------- -------- ------------
Issuance of shares effective
    as of January 1, 1998
    to founders                                             18,750   $    187   $  21,063                                $  21,250

Adjustments for 388.733 for
    1 stock split affected in
    January 2000                                         7,270,000     72,700     (72,700)

Net loss                                                                                                  $  (18,407)      (18,407)
                                                         ---------   --------    --------                -----------     ---------

Balance, December 31, 1998
    as adjusted                                          7,288,750     72,887     (51,637)                   (18,407)        2,843

Net loss                                                                                                        (733)         (733)
                                                         ---------   --------    --------                -----------     ---------

Balance, December 31, 1999,
    as adjusted                                          7,288,750     72,887     (51,637)                   (19,140)        2,110

Effects of issuance of pre-
    ferred stock in exchange
    for services                    1,500,000  $15,000                            435,000      $(450,000)

Effects of issuance of com-
    mon stock in exchange
    for services                                           250,000      2,500      72,500                                   75,000

Sales of units of common
    stock   and warrants
    through private place-
    ment, net of expenses
    of $60,000                                             800,000      8,000     172,000                                  180,000

Amortization of unearned
    compensation                                                                                  75,000                    75,000

Net loss                                                                                                     (396,795)    (396,795)
                                    ---------  -------   ---------   --------    --------      ---------    ---------    ---------

Balance, June 30, 2000              1,500,000  $15,000   8,338,750   $ 83,387    $627,863      $(375,000)   $(415,935)   $ (64,685)
                                    =========  =======   =========    =======    ========      =========    =========    =========



                  See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                         and Period from January 1, 1998
                      (Date of Inception) to June 30, 2000
                                   (Unaudited)


                                                                             2000         1999         CUMULATIVE
                                                                           ----------    ------        ----------

Operating activities:
    Net loss                                                            $(396,795)        $(184)        $(415,935)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization of unearned compensation                              75,000                          75,000
        Common stock issued for services                                   75,000                          75,000
        Changes in operating assets and liabilities:
            Prepaid professional fees                                     (60,000)                        (60,000)
            Other current assets                                              (45)                            (45)
            Accrued compensation payable to stockholders                  200,000                         200,000
                                                                       ----------       -------        ----------
                Net cash used in operating activities                    (106,840)         (184)         (125,980)
                                                                       ----------       -------        ----------

Investing activities - software costs capitalized                          (4,966)                         (7,152)
                                                                       ----------                      ----------

Financing activities:
    Proceeds from issuance of notes payable to
        stockholders                                                          100                           5,200
    Proceeds from issuance of common stock                                                                 21,250
    Net proceeds from private placement of units
        of common stock and warrants                                      185,000                         185,000
    Payments of deferred private placement costs                                                           (5,000)
                                                                       ----------                      ----------
                Net cash provided by financing activities                 185,100                         206,450
                                                                       ----------                      ----------

Net increase (decrease) in cash                                            73,294          (184)           73,318

Cash, beginning of period                                                      24           657              -
                                                                       ----------        ------        ----------

Cash, end of period                                                    $   73,318         $ 473        $   73,318
                                                                       ==========        ======        ==========







See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:

              In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2000, and its results of operations for the six and three months ended June 30, 2000 and 1999, changes in stockholders' equity (deficiency) for the six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 and 1999 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to June 30, 2000. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Registration Statement previously filed with the Securities and Exchange Commission (the "SEC") on Form SB-2 (the "Registration Statement"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Registration Statement.

              The results of operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 2 - Stock split:
              On January 7, 2000, the Company affected a 388.733 for 1 split of its outstanding common stock that had been approved by its Board of Directors on December 23, 1999. The numbers of shares and prices per share in the accompanying condensed financial statements and these notes have been adjusted for the effects of the split.


Note 3 - Issuance of preferred and common stock:
              On January 7, 2000, the Board of Directors authorized the issuance of a total of 1,500,000 shares of preferred stock to the three founders of the Company in conjunction with the commencement of their employment contracts on January 1, 2000 (see Notes 9 and 10 in the Audited Financial Statements). The preferred shares have rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company's common stock, including one vote for each share held on all matters to be voted on by the Company's stockholders.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3 - Issuance of preferred and common stock (concluded):
              Since the rights of the Company's preferred and common stockholders are substantially equivalent, the preferred shares were valued at $.30 per share based on the price of units of common stock and warrants that the Company sold through the private placement that was completed on February 4, 2000 (see Note 6 herein). The aggregate fair value of the preferred shares of $450,000 has been recorded as unearned compensation and reflected as a reduction of stockholders' equity, net of accumulated amortization, in the accompanying unaudited condensed balance sheet as of June 30, 2000. The unearned compensation is being charged to the Company's results of operations over the terms of the respective employment contracts.

              During March 2000, the Company issued 250,000 shares of common stock for the payment of legal services. The common shares and legal services were valued at a total of $75,000, or $.30 per share based on the price of units sold through the private placement that was completed on February 4, 2000.

Note 4 - Earnings (loss) per share:
              As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

              As explained in Note 3 herein, the rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the six and three months ended June 30, 2000 in accordance with the "two class" method of computing earnings per share set forth in SFAS 128.

              Since the Company had a loss for the six and three months ended June 30, 2000, the assumed effects of the exercise of options and warrants outstanding at June 30, 2000 would have been anti-dilutive. The Company did not have any potentially dilutive shares outstanding during the six and three months ended June 30, 1999. Therefore, no diluted per share amounts have been presented in the accompanying condensed statements of operations.

Note 5 - Income taxes:
              As of June 30, 2000, the Company had net operating loss carryforwards of approximately $416,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $166,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Income taxes (concluded):
              The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. Although the Company had pre-tax losses in each period, no credits for income taxes are included in the accompanying statements of operations as a result of a $158,400 and $66,000 increase in the valuation allowance for the six and three months ended June 30, 2000, respectively, and immaterial increases for the six and three months ended June 30, 1999.


Note 6 - Private placement of units:
              On February 4, 2000, the Company sold 800,000 units, at $.30 per unit, pursuant to a private placement that was exempt from registration under the Securities Act of 1933 and received proceeds of $240,000 before related estimated costs of $60,000. Each unit was comprised of one share of common stock and one warrant. The Company also issued 250,000 warrants for the payment of fees for services received in connection with the sale of the units. Each of the 1,050,000 warrants issued in connection with the private placement gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires one year from the date of issuance. All of the warrants remained outstanding as of June 30, 2000.


Note 7 - Issuance of stock options:
              On January 1, 2000, the Company granted options under its stock option plan (see Note 8 in the Audited Financial Statements) to its founders for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share (approximately 110% of the fair market value on the date of grant) that are exercisable through December 31, 2009. All of the options remained outstanding as of June 30, 2000.


Note 8 - Proposed initial public offering:
              The Company has filed a registration statement with the SEC related to a proposed initial public offering of a minimum of 1,500,000 units, on a best-efforts, all-or-none basis and an additional 1,500,000 units on a best efforts basis. As proposed, each unit offered will consist of one share of common stock and one warrant. Each warrant will give the holder the right to purchase one share of common stock at the initial exercise price of $.50 per share, expire one year from the date of issuance and be redeemable by the Company at $.05 per warrant if the closing bid price of the common stock exceeds $2.00 for ten consecutive trading days. If the offering is consummated on the proposed terms, management estimates that the Company will receive proceeds net of related offering expenses of $475,000 if only 1,500,000 units are sold and $1,075,000 if all 3,000,000 units are sold. Management expects that the proceeds will be used for working capital and general corporate purposes.

                                      * * *

                                     PART II

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. There are no reportable events relating to this item.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this item.

Item 5. Other Information. There are no reportable events relating to this item.

Item 6. Exhibits and Reports on Form 8-K.

       (A)   Not applicable.

       (B)   None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   IMAGE TECHNOLOGY LABORATORIES, INC.


Date: November 10, 2000            /S/ DAVID RYON
                                   --------------

                                   David Ryon, CEO and President