Form 10QSB
period 2000-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2000-11-14
CIK 1110648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER

                       IMAGE TECHNOLOGY LABORATORIES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     22-53531373
-------------------------------                   -----------------------
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

The number of shares of common stock outstanding as of September 30, 2000 was 10,075,225.

                                     PART I

Item 1. Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)




                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Condensed Balance Sheet
    September 30, 2000 (Unaudited)                                           F-2

Condensed Statements of Operations
    Nine and Three Months Ended September 30, 2000
    and 1999 and Period from January 1, 1998
    (Date of Inception) to September 30, 2000 (Unaudited)                    F-3

Condensed Statement of Stockholders' Equity
    Nine Months Ended September 30, 2000 and Period from
    January 1, 1998 (Date of Inception) to September
    30, 2000 (Unaudited)                                                     F-4

Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2000
    and 1999 and Period from
    January 1, 1998 (Date of Inception) to
    September 30, 2000 (Unaudited)                                           F-5

Notes to Condensed Financial Statements (Unaudited)                        F-6/8



                                      * * *



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                               September 30, 2000
                                   (Unaudited)




                                     ASSETS
                                     ------

Current assets:
    Cash                                                            $   632,028
    Other current assets                                                 10,940
                                                                    -----------
            Total current assets                                        642,968

Capitalized software costs                                                8,379
                                                                    -----------

            Total                                                   $   651,347
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accrued compensation payable to stockholders                    $   264,974
    Notes payable to stockholders                                         5,200
                                                                    -----------
            Total liabilities                                           270,174
                                                                    -----------

Commitments

Stockholders' equity:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued                              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 10,075,225 shares issued and outstanding            100,752
    Additional paid-in capital                                        1,245,262
    Unearned compensation                                              (337,500)
    Deficit accumulated in the development stage                       (642,341)
                                                                    -----------
            Total stockholders' equity                                  381,173
                                                                    -----------

            Total                                                   $   651,347
                                                                    ===========









                  See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
             Nine and Three Months Ended September 30, 2000 and 1999
                         and Period from January 1, 1998
                    (Date of Inception) to September 30, 2000
                                   (Unaudited)




                                                      NINE MONTHS                           THREE MONTHS
                                                  ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                               2000             1999           2000           1999        CUMULATIVE
                                            ----------      -----------    ------------   ------------    ----------

Revenues                                    $      --      $      --      $      --      $      --      $      --

Research and development expenses               493,663                       193,663                       493,663

General and administrative expenses             129,538            220         32,743             36        148,678
                                            -----------    -----------    -----------    -----------    -----------

Net loss                                    $  (623,201)   $      (220)   $  (226,406)   $       (36)   $  (642,341)
                                            ===========    ===========    ===========    ===========    ===========

Basic net loss per share                    $      (.06)   $      (  -)   $      (.02)   $(   -    )   $       (.08)
                                            ===========    ===========    ===========    ===========    ===========

Basic weighted average shares outstanding     9,654,246      7,288,750      9,914,249      7,288,750      7,933,671
                                            ===========    ===========    ===========    ===========    ===========







                  See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                   Condensed Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2000
                         and Period from January 1, 1998
                    (Date of Inception) to December 31, 1999
                                   (Unaudited)



                                     PREFERRED STOCK                     COMMON STOCK             ADDITIONAL
                                    NUMBER                          NUMBER                         PAID-IN       UNEARNED
                                      OF                              OF                           CAPITAL     COMPENSATION
                                    SHARES      AMOUNT              SHARES        AMOUNT
                                 --------------------------------------------------------------------------------------------



Issuance of shares effective
   as of January 1, 1998
   to founders                                                         18,750    $        187    $     21,063

Adjustments for 388.733 for
   1 stock split affected in
   January 2000                                                     7,270,000          72,700         (72,700)

Net loss
                                                                 ------------    ------------    ------------

Balance, December 31, 1998
   as adjusted                                                      7,288,750          72,887         (51,637)

Net loss
                                                                 ------------    ------------    ------------

Balance, December 31, 1999
   as adjusted                                                      7,288,750          72,887         (51,637)

Effects of issuance of pre-
   ferred stock in exchange
   for services                     1,500,000    $     15,000                                         435,000    $  (450,000)

Effects of issuance of com-
   mon stock in exchange
   for services                                                       250,000           2,500          72,500

Sales of units of common
   stock and warrants
   through private place-
   ment, net of expenses
   of $60,000 in February 2000                                        800,000           8,000         172,000

Sales of units of common stock
   and warrants through public
   offering, net of expenses of
   $60,000 in September 2000                                        1,736,475          17,365         617,399

Amortization of unearned
   compensation                                                                                                      112,500

Net loss
                                 ------------    ------------    ------------    ------------    ------------   ------------

Balance, September 30, 2000         1,500,000    $     15,000      10,075,225    $    100,752    $  1,245,262   $   (337,500)
                                 ============    ============    ============    ============    ============   ============




                                        DEFICIT
                                      ACCUMULATED
                                         IN THE           TOTAL
                                      DEVELOPMENT    STOCKHOLDERS'
                                         STAGE          EQUITY

                                   --------------------------------



Issuance of shares effective
   as of January 1, 1998
   to founders                                        $     21,250

Adjustments for 388.733 for
   1 stock split affected in
   January 2000

Net loss                              $    (18,407)        (18,407)
                                      ------------    ------------

Balance, December 31, 1998
   as adjusted                             (18,407)          2,843

Net loss                                      (733)           (733)
                                      ------------    ------------

Balance, December 31, 1999
   as adjusted                             (19,140)          2,110

Effects of issuance of pre-
   ferred stock in exchange
   for services

Effects of issuance of com-
   mon stock in exchange
   for services                                             75,000

Sales of units of common
   stock and warrants
   through private place-
   ment, net of expenses
   of $60,000 in February 2000                             180,000

Sales of units of common stock
   and warrants through public
   offering, net of expenses of
   $60,000 in September 2000                               634,764

Amortization of unearned
   compensation                                            112,500

Net loss                                  (623,201)       (623,201)
                                      ------------    ------------

Balance, September 30, 2000           $   (642,341)   $    381,173
                                      ============    ============






                  See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                         and Period from January 1, 1998
                    (Date of Inception) to September 30, 2000
                                   (Unaudited)




                                                               2000          1999     CUMULATIVE
                                                               ----          ----     ----------

Operating activities:
    Net loss                                                $(623,201)   $    (220)   $(642,341)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization of unearned compensation                 112,500                   112,500
        Common stock issued for services                       75,000                    75,000
        Changes in operating assets and liabilities:
            Accrued compensation payable to stockholders      264,974                   264,974
                                                            ---------    ---------    ---------
                Net cash used in operating activities        (170,727)        (220)    (189,867)
                                                            ---------    ---------    ---------

Investing activities - software costs capitalized              (6,193)                   (8,379)
                                                            ---------                 ---------

Financing activities:
    Proceeds from issuance of notes payable to
        stockholders                                              100                     5,200
    Proceeds from issuance of common stock                                               21,250
    Net proceeds from private placement and
        public offering of units
        of common stock and warrants                          808,824                   808,824
    Payments of deferred private placement costs                                         (5,000)
                                                            ---------                 ---------
                Net cash provided by financing activities     808,924                   830,274
                                                            ---------                 ---------

Net increase (decrease) in cash                               632,004         (220)     632,028

Cash, beginning of period                                          24          860         --
                                                            ---------    ---------    ---------

Cash, end of period                                         $ 632,028    $     640    $ 632,028
                                                            =========    =========    =========











                  See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                 In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2000, its results of operations for the nine and three months ended September 30, 2000 and 1999, changes in stockholders' equity for the nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 and 1999 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to September 30, 2000. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Registration Statement previously filed with the Securities and Exchange Commission (the "SEC") on Form SB-2 (the "Registration Statement"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Registration Statement.

                 The results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


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

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3 - Issuance of preferred and common stock (concluded):
                  Since the rights of the Company's preferred and common stockholders are substantially equivalent, the preferred shares were valued at $.30 per share based on the price of units of common stock and warrants that the Company sold through the private placement that was completed on February 4, 2000 (see Note 6 herein). The aggregate fair value of the preferred shares of $450,000 has been recorded as unearned compensation and reflected as a reduction of stockholders' equity, net of accumulated amortization, in the accompanying unaudited condensed balance sheet as of September 30, 2000. The unearned compensation is being charged to the Company's results of operations over the terms of the respective employment contracts.

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

                 As explained in Note 3 herein, the rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the nine and three months ended September 30, 2000 in accordance with the "two class" method of computing earnings per share set forth in SFAS 128.

                 Since the Company had a loss for the nine and three months ended September 30, 2000, the assumed effects of the exercise of options and warrants outstanding at September 30, 2000 would have been anti-dilutive. The Company did not have any potentially dilutive shares outstanding during the nine and three months ended September 30, 1999. Therefore, no diluted per share amounts have been presented in the accompanying condensed statements of operations.

Note 5 - Income taxes:
                  As of September 30, 2000, the Company had net operating loss carryforwards of approximately $642,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $257,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2000.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Income taxes (concluded):
                  The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. Although the Company had pre-tax losses in each period, no credits for income taxes are included in the accompanying statements of operations as a result of a $249,400 and $91,000 increase in the valuation allowance for the nine and three months ended September 30, 2000, respectively, and immaterial increases for the nine and three months ended September 30, 1999.


Note 6 - Private placement of units:
                 On February 4, 2000, the Company sold 800,000 units, at $.30 per unit, pursuant to a private placement that was exempt from registration under the Securities Act of 1933 and received proceeds of $180,000 net of related estimated costs of $60,000. Each unit was comprised of one share of common stock and one warrant. The Company also issued 250,000 warrants for the payment of fees for services received in connection with the sale of the units. Each of the 1,050,000 warrants issued in connection with the private placement gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires one year from the date of issuance. All of the warrants remained outstanding as of September 30, 2000.


Note 7 - Issuance of stock options:
                  On January 1, 2000, the Company granted options under its stock option plan (see Note 8 in the Audited Financial Statements) to its founders for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share (approximately 110% of the fair market value on the date of grant) that are exercisable through December 31, 2009. All of the options remained outstanding as of September 30, 2000.


Note 8 - Initial public offering:
                  The Company has filed a registration statement with the SEC related to an initial public offering of a minimum of 1,500,000 units, on a best-efforts, all-or-none basis and an additional 1,500,000 units on a best efforts basis. Each unit offered consists of one share of common stock and one warrant. Each warrant will give the holder the right to purchase one share of common stock at the initial exercise price of $.50 per share, expire one year from the date of issuance and be redeemable by the Company at $.05 per warrant if the closing bid price of the common stock exceeds $2.00 for ten consecutive trading days. Management will use the proceeds for working capital and general corporate purposes. As of September 30, 2000, the Company had sold 1,736,475 units at $.40 per unit from which it received proceeds of $634,590 net of related estimated costs of $60,000 (net proceeds of $623,824 were received prior to September 30, 2000 and net proceeds of $10,940 were received in October 2000). During the period from October 1, 2000 through October 15, 2000, the Company sold another $575,750 units and received net proceeds of approximately $343,000.

                                     * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

           The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc.s unaudited condensed financial statements and related notes which are included elsewhere in this filing.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999

           As of September 30, 2000, we had not generated any revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any revenues from our planned operations prior to the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES:

           During the nine and three months ended September 30, 2000, the Company incurred research and development expenses of $493,663 and $193,663, respectively. These expenses, of which $264,974 and $64,974 were accrued, were primarily compensation to the Company's three founders under their employment contracts. In addition, $112,500 and $37,500, respectively, of these expenses were attributed to compensation associated with the issuance to them of the preferred stock, also a non-cash change.

GENERAL AND ADMINISTRATION EXPENSES:

           During the nine and three months September 30, 2000, the Company incurred general and administrative expenses of $129,538 and $32,743, respectively, as compared to $220 and $36 in the comparable prior periods. The increase was primarily attributable to professional fees, of which $75,000 was associated with the issuance of common stock, a non-cash change, and a general increase in the Company's infrastructure.


LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, 2000, we had cash and working capital of approximately $632,000 and $362,000, respectively. To date, the principal sources of capital resources have been proceeds from the issuance of shares of common stock to our founders of $21,250 and the net proceeds from the recently completed private placement of units of common stock and warrants of $180,000. In addition, on October 15, 2000, we completed an initial public offering whereby we sold 2,594,050 units at $.40 per unit and received net proceeds of approximately $978,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering will be used for working capital and general corporate purposes.

           We do not have any pending material commitments regarding capital expenditures. Although our current sources of liquidity and cash are sufficient to satisfy our cash needs for the next twelve months, we will require additional capital to fully develop our operations and pursue our business strategies. We expect to raise or obtain additional capital through the sale of securities and through the exercise of outstanding stock warrants. There can be no assurance that additional funds will be available. If adequate funds are not available, there will be a material adverse effect on our business, financial condition and development strategies.

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

                                   IMAGE TECHNOLOGY LABORATORIES, INC.


Date: November 13, 2000                   /S/ DAVID RYON
                                          --------------


                                   David Ryon, CEO and President