Form 10KSB
period 2000-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2001-04-02
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                        -

                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                               -----------------


                      IMAGE TECHNOLOGY LABORATORIES, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                            22-3531373
      --------                                            ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   167 SCHWENK DRIVE, KINGSTON, NEW YORK                    12401
   -----------------------------------------              ----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (845) 338-3366
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuers revenues for the most recent fiscal year was $0.

The aggregate market value of the voting stock held by non- affiliates of the registrant, based on the $0.45 last sales price reported by OTCBB on March 26, 2001 was $1,933,287.

As of March 26, 2001, the registrant had issued and outstanding 10,962,862 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement on Form SB-2/A filed August 9, 2000 are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

         Image Technology Laboratories is a software development company which has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997 and commenced operations on January 1, 1998. Image Technology is developing picture archiving and communications software known as PACS for use in the management of medical diagnostic images by hospitals. PACS input and store diagnostic images in digital format from original imaging sources such as:

         - computerized tomography, or CT scans,
         - magnetic resonance imaging, or MRIs,
         - ultrasound, nuclear imaging,
         - and digital fluoroscopy.

         Dr. Ryon initially conceived Image Technology's picture archiving and communications , which we call ITLPACS, in 1995 for the purpose of electronically integrating all the diagnostic images and imaging modalities used at the Kingston Diagnostic Center in Kingston, New York. His goal was to implement a PACS system at the Center and then to create a wide area network to provide over-reading services in the five hospital locations in the region. When he discovered that no commercial vendor at the time had a product which could provide a solution which met all of the Center's needs, Dr. Ryon assembled a team to design a better PACS system. Dr. Ryon joined forces with Lewis Edwards, an expert in networking and image management, and Carlton Phelps, M.D., a radiologist with several years experience implementing commercial PACS. By late 1997, after more than a year of intensive research, the development team had completed the specifications for the prototype ITLPACS system and had assembled the hardware and software needed to develop the prototype at the Center. Drs. Ryon, Phelps, and Mr. Edwards decided to form a company to commercialize their novel PACS design based on market research which indicated a growing demand for PACS in general and an unmet need for a PACS such as the prototype the founders had designed. Image Technology is installing a beta-version of the ITLPACS at the Center. Image Technology plans to initiate marketing the ITLPACS to hospitals beginning in the Northeast United States in the fiscal second quarter of 2001. The ITLPACS will be manufactured, installed and serviced by Image Technology. We estimate that 80% of the basic product development has been completed. The specification and system design are finished leaving approximately two-thirds of the actual hard coding and the bench testing yet to be performed, which represents less than 20% of overall product development.

Products

         Image Technology's lead product is ITLPACS, a unique and proprietary version of a PACS software system. The ITLPACS features a unique and proprietary modular architecture which permits the system to be readily scaled and easily upgraded. We believe that this will allow us to provide products tailored to the size of our customers and to keep our customers at the forefront of future technological advances by enabling us to easily update existing systems. Other special features of the ITLPACS include:

         - automation of the total work flow,

         - integration of patient data with digital images,

         - a unique, radiologist designed user interface,

         - quality review programs which analyze productivity and diagnostic accuracy of individual radiologists or entire radiology centers, and

         - use of Windows 2000 as the network operating system.

         Image Technology has also developed a proprietary workstation which permits the simultaneous viewing of multiple diagnostic images together with relevant patient data for the purpose of replicating the viewing technique used by radiologists using traditional view boxes for the display of multiple images. Research has shown that simultaneous image display improves the speed and accuracy of diagnostic interpretation. This workstation consists of software integrated into ITLPACS which may be used with any terminal hardware.

         ITLPACS can be used to create, store, reproduce and transmit digitized images generated by any of the currently utilized diagnostic imaging modalities including x-rays, ultrasound, nuclear medicine, digital fluoroscopy, CT scans, and MRIs. Using ITLPACS, radiologists can read and interpret the digitized versions of diagnostic images from any terminal or computer to which they can be sent. This facilitates time-critical transfer of patient information between hospitals departments, such as from radiology to emergency room, as well as rapid off-site consultations by specialists at remote locations or convenient home viewing by individual radiologists. Hospitals and other health organizations can use ITLPACS permanently to replace more costly and cumbersome image storage mediums such as film. ITLPACS has been designed to interface with hospital and radiology information systems so that patient data can be integrated with diagnostic images for improved record retrieval and increased accuracy of image interpretation.

         ITLPACS represents an alternative configuration model which has been designed to provide a unique solution to many of the disadvantages of both hyperPACS and miniPACS configurations of other companies. The architecture used in ITLPACS is built on a foundation of innovative intelligent algorithms. These algorithms reduce the network bandwidth and on-line storage requirements of the Image Technology system; the two most important factors in the cost associated with building the system. Consequently, we hope that through ITLPACS we can acquire a significant share of the U.S. market for PACS. By making full use of the networking database management infrastructure of Windows 2000, Image Technology has leveraged recent advances in operating system design, software development, and networking tools to produce a product which offers greater functional capability at lower costs through scalable system architecture. Its truly modular architecture permits capability to be distributed incrementally, so a client can start with one piece of hardware which operates as a server, viewer and capture station, then expand the system by distributing those capabilities among multiple PC's. Hardware and software can be sized exactly to client needs. This enables Image Technology to offer the lowest possible entry point purchase price for a PACS system. In addition, ITLPACS offers capabilities not found on even the most expensive PACS, including a unique graphical interface.

Business Strategy

         We hope to complete initial product development of ITLPACS by the fiscal second quarter of 2001 in order to begin northeast marketing. Our goal is to become revenue producing at the earliest opportunity after FDA approval. Product sales will be made in the form of:

         -  software licenses agreements,
         -  installation service agreements,
         -  continuing services and support agreemen
         -  and as an Application Service Provider (ASP).

         For the next two years, Image Technology expects to remain focused on developing additional capabilities and enhancing ITLPACS, maximizing sales of this product in the United States, and providing continuing customer service and product upgrades.

Markets and Marketing Plan

         February 1998 market research by Frost & Sullivan shows that the market for PACS is growing rapidly and that the worldwide sales are increasing from 30% to 155% per year. Frost & Sullivan estimates put the worldwide market at $1.1 billion annually by 2001. According to Frost & Sullivan data, the United States presently accounts for 60% of such sales. They further estimate that PACS have been installed in less than 12% of radiology centers in the U.S. although that number is expected to grow to between 28% and 40% by 2002.

         Image Technology plans to launch its ITLPACS in the northeastern United States where the reputations of its founders and the product demonstration site at the Kingston Diagnostic Center are expected to enhance interests in the product and generate sales leads. Image Technology plans to market a fourth generation medical information management system which we believe is more open, usable and scalable than any currently available product. We plan to market ITLPACS through an in-house sales force supported by product advertising and promotion at industry trade shows. We will offer the product at a price point which is well within the reach of even the smallest hospital or imaging facility. We believe that we can offer systems with superior price/performance characteristics because of their unique, proprietary architecture. Assuming profitable regional sales, we intend to expand our sales force to market ITLPACS throughout the United States. We plan to distribute our PACS products via three channels:


         - relationships with original equipment manufacturers,

         - partnerships, and

         - direct distribution through our sales representatives

         Relationships with Original Equipment Manufacturers: There are several large multi-national companies such as General Electric and IBM who have committed to entering the PACS market but have failed to either develop or acquire the technology needed to gain market share. We plan to pursue relationships with a large company whose in-house marketing, sales and support resources can be leveraged to propel Image Technology's products into national and international markets.

Partnerships: We have identified several companies whose interests are complementary with our goals. Image Technology will pursue mutually advantageous partnerships with firms which can provide access to markets, technology or service and support.

Direct Distribution: We will maintain an in-house sales and marketing staff to provide direct sales locally and nationally. They will advertise the product through trade shows, print advertisements and through our site on the Web. Image Technology will sell primarily to two target buyer groups; those who already have a PACS system in place and want a cost effective way of growing their system and small hospitals and imaging centers who want to start small and enter the PACS arena gradually.

         Once we have secured a significant share of the PACS market, we intend to apply the same tools to capture other vertical markets. We intend to sustain growth through constant innovation.

         Image Technology will sell to customers a license to use the ITLPACS software along with third party hardware preloaded with our proprietary software, as a package, in order to eliminate the possibility of incompatibilities. Image Technology eventually plans to sell third-party hardware components, at a profit, to customers who wish to purchase system hardware from Image Technology in conjunction with their purchase of an ITLPACS. However, we, have no plan to institute hardware-only sales in conjunction with the ITLPACS product launch and do not believe that supplying the hardware needs of our software customers is necessary to the competitive success of ITLPACS.

         An alternative approach to marketing and sales will be to provide the system to the customer as an Application Service Provider. Under this type of arrangement, the customer would be charged a per use fee to view and archive image studies. The hardware would essentially be provided and owned by ITL. This type of contract would immediately provide recurring revenues. Combinations of both the ASP model and the capital equipment model may be employed, depending on the customer requirements.

Competition and Competitive Advantage

         Image Technology will compete with a variety of companies in the United States and abroad which are marketing or developing PACS for the medical community. A number of highly competitive, smaller companies specialize in image management software and equipment and a smaller number of larger medical and computer equipment vendors have added PACS to their product line. To date no single company has captured a predominant share of the current market for PACS. In addition, a number of large hospital radiology centers are presently developing their own PACS for internal use. This trend may reduce the market for the ITLPACS among larger institutions. It may also result in the introduction of additional competitive products in the market to the extent that such proprietary systems are being developed in collaboration with computer software and hardware vendors who may be given the opportunity to commercialize such products upon completion. Image Technology, together with all other PACS manufacturers, will also continue to compete for sales to some extent with producers of older diagnostic imaging technologies such as film-based x-rays, which remain the predominant medical imaging modalities.

     Currently available PACS systems can be divided into three basic configurations:
     - MiniPACS, which are small, modular systems comprising image viewstations, image capture stations and occasionally one or more small central servers.

      - HyperPACS that cluster capture and view station around a large central enterprise server.

      - Web-based PACS.

      - MiniPACS systems, such as Line Imaging, Brit Systems, E-med, Sectra-Imtec AB and DR systems products, bundle some database management features into their viewstations, allowing them to hold images and intercommunicate without a large central server. As a result, an inexpensive entry-level solution can be assembled costing between $100,000-$500,000, and the system can be "grown" by aggregating viewstations and miniservers into a loose network. The communication is inherently point-to-point, however, and the systems lack features of a true client-server database management system such as protection of database integrity through record locking. These systems are also inherently more expensive to expand, since each "node" that is added must support more functionality and thus the hardware for each node is more expensive than it would be if it were supported by a large central database server. These networks also lack the advanced workflow management capabilities of hyper-PACS.


         By contrast, vendors of hyperPACS systems, including Data General, GE Medical Systems, Agfa, Kodak, Siemens, Rogan, and MarkCare Systems, build their PACS systems around a large central enterprise server. These servers offer superior data protection, internet services, and increased up time through redundancy and fail- over protection. The entry level cost, however, is much higher than for miniPACS; typically $800,000 - $2 million. While the view and capture stations sold by these vendors support a variety of hardware/operating system combinations, the servers are invariably UNIX based, requiring an in-house systems administrator earning $60,000 - $80,000 annually to keep them running. Finally, since these servers are "off-the shelf" enterprise servers, not designed specifically for

PACS, many of the services they provide, such as automated work flow management through image routing and pre-fetching, must be "hard coded" by software engineers, making changes expensive and time- consuming.

         In the last few years, Web-based PACS have emerged and are growing steadily in popularity. Several companies offer PACS based on a central image server that can be accessed through intranet or internet based viewers, including Fuji, Eastman Kodak, Stentor, and Emageon. In addition, several mini-PACS and hyper-PACS vendors also offer add-on web-based image distribution. The primary advantage of web-based image management is scalability. It is easy and inexpensive to offer image access via web browser to referring physicians and on-call radiologists. The primary disadvantage is that most web-based technologies are of the "pull" type, i.e. the user must request an image before it can be sent to the client PC. Given the large size of diagnostic images and the wide range of user web-access bandwidth, the response of a web based system may be slower than a traditional mini or hyper-PACS which can "push" the images onto the client machine BEFORE the user requests it - a technique called "pre-fetching".

         We believe that most available PACS systems have significant drawbacks such as:

         - poor user interfaces,

         - limited capabilities,

         - lack of scalability, and

         - prohibitive entry point purchase prices.

         We believe that such drawbacks account in part for the fact that none of our competitors have been able to capture more than 30% of the market in recent years.

Protection of Proprietary Technology

         Our ability to market a competitive PACS product depends in part on our success in protecting our proprietary interest in the ITLPACS software so that competitors cannot duplicate its innovative design. The principal forms of protection available for software such as ITLPACS are copyright laws and common law trade secret protection. Image Technology has secured from its founders an assignment of all their rights and titles to the ITLPACS software developed prior to Image Technology's incorporation and therefore, believes it owns the full rights to copyright the ITLPACS software. In addition, each founder is employed under an agreement containing continuing obligations of confidentiality, non-disclosure, assignment of work- product and right-to-inventions as well as obligations of non- competition which continue for a period of two years from termination of his employment. Image Technology plans to require substantially similar obligations from all key employees hired in the future. By licensing rather than selling our software, we expect to retain maximum trade secret protection for our product technology. However, there can be no assurance that all elements of our software are sufficiently original to qualify for copyright protection or that we will be successful in preventing the unauthorized disclosure of our trade secrets. As a result, we may face competition from sales of products which are substantially similar to our own from which we will not benefit or we may not be entirely able to prevent such sales even though we may have the right to sue a person who makes unauthorized disclosure of our trade secrets.

         We plan to pursue patent protection to the limited extent that patent protection is available and advisable for any element of our products. Patent protection may be available for certain aspects of our terminal interface technology and for certain limited components of our software, including certain proprietary algorithms developed for use in ITLPACS. We have not yet retained any intellectual property counsel or filed any application for the protection of our intellectual property.

Product Approval Process

         ITLPACS is regulated as a medical device under the Food and Drug Act administered by the FDA. Image Technology must apply for and receive FDA authorization to market ITLPACS before it can be sold in the United States. Marketing authorization is obtained by filing a Pre-Market Approval, or PMA, application or by filing a pre-market notification under the Food and Drug Act. The PMA process can take up to six months or more and require the expenditure of substantial resources. The pre-market notification process is available for products substantially equivalent to previously approved products and typically takes considerably less time than the PMA process. If the FDA deems our products substantially equivalent in intended use and technical characteristics to similar devices which have been previously approved by the FDA, marketing clearance can be obtained for the ITLPACS on an expedited basis. There can be no guarantee, however, that the FDA will not require us to submit a PMA for ITLPACS.

         Obtaining FDA marketing authorization for ITLPACS under either procedure will depend upon our ability to satisfy the software validation, quality assurance and good manufacturing practices the FDA requires. These requirements impose extensive record keeping and limited testing obligations on Image Technology. To assure compliance with these requirements, we intend to hire a person experienced in FDA product approval audits, documentation management and regulatory compliance requirements for software. FDA approval will not be needed for operation at the Kingston Diagnostic Center as a beta site since it will operate in parallel with existing standard radiology procedures. After successful completion and installation of ITLPACS at Kingston, Image Technology intends to file for FDA marketing authorization during the fiscal second quarter of 2001. To the extent permitted by law, we intend to demonstrate ITLPACS at trade shows prior to obtaining marketing approval.

         Although Image Technology is aware that there is an international market for products such as ITLPACS, we have no present plans to market ITLPACS in other countries, largely due to limited resources. However, should we decide to market ITLPACS in other countries, we would have to comply with the laws of, and meet the applicable regulatory procedures and standards in each jurisdiction in which we sought to market our products. Approval in one jurisdiction does not assure approval in another as the various federal, state, and local regulatory authorities are independent of each other.

         Image Technology and its employees have limited experience in filing and pursuing the applications necessary to gain regulatory approvals. Regulatory authorities have substantial discretion to approve or deny our applications to market medical devices such as ITLPACS. In addition, the regulatory bodies may change their standards or other regulations for approving new medical devices, which may result in additional delays or prevent approval. Image Technology currently has no product approved for marketing in the United States or elsewhere.

         A medical device and its manufacturer are subject to continuing regulatory review even after a device is approved for marketing.

Later discovery of previously unknown problems with a product or manufacturer, or an increase in the incidence of previously known problems, may result in restrictions on the product and/or manufacturer. The restrictions could include withdrawal of the product from the market.

Manufacturing

         We do not expect to have any manufacturing operations for hardware or software. We expect to be able to produce sufficient copies of ITLPACS software for licenses using the software duplication capabilities of our beta site equipment. In the unlikely event that demand for copies of ITLPACS exceeds our capacity to produce them, we believe that we could quickly and inexpensively obtain copies from a computer service bureau in our area. Any hardware we sell will be purchased fully assembled from the original equipment manufacturer. We intend to contract with third parties for any required customization of hardware supplied to our customers.

Insurance

         Prior to product launch, we intend to obtain product liability insurance coverage for claims arising from the use of ITLPACS if this is available on reasonable terms. We risk exposure to product liability claims if the use of our products is alleged to have caused harm to a patient. The claims might be made directly by patients or by medical organizations and medical personnel who face liability for care rendered in conjunction with the use of our products. There can be no assurance that the coverage obtained will be adequate to cover claims. Product liability insurance is becoming increasingly expensive. We may have problems:

         - maintaining such insurance,

         - obtaining additional insurance,

         - obtaining additional insurance at a reasonable cost, or

         - obtaining additional insurance in sufficient amounts to protect against losses which individually or in the aggregate could have a material adverse effect on our business.

         Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Drs.

Ryon, and Phelps and Mr. Edwards each in the amount of $300,000, if this can be obtained on commercially reasonable terms.

Material Contracts

         In order to complete development of the ITLPACS while minimizing capital outlays, we have leased access to a sophisticated state-of- the-art computer hardware system from Kingston Diagnostic Radiology, P.C. We have access to this system, which is physically located in the Kingston Diagnostic Center under the terms of a facility usage agreement with Rockland Radiology Group, P.C., or Rockland, a privately-owned radiology practice which currently operates Kingston Diagnostic Center. This agreement gives us the right to use approximately 450 square feet of office space in the Center for access to Kingston's computer system and other purposes during normal business hours for so long as the agreement remains in effect. The owners of the Center have agreed to permit Image Technology to use the Center as a beta test-site and product demonstration site. We believe our need for office space will remain modest, even when we are fully staffed for 2001. Therefore we believe that we could replace our existing space in the Center quickly and inexpensively with no material impact on our business in the unlikely event of early termination of the agreement. The agreement has been approved by all the disinterested directors of Image Technology.

         Through Dr. Ryon, Image Technology has access to Kingston's state-of-the art computer system in return for a license to use the ITLPACS software in Kingston's practice. If Image Technology were unable to access Kingston's equipment, Image Technology estimates that it would have to purchase or otherwise acquire access to approximately $400,000 of comparable equipment in order to complete product development.

Employees


         We presently have five employees who essentially provide 100% of their professional time to the company.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         Image Technology's principal executive office currently occupies approximately 450 square feet of leased space located at 167 Schwenk Drive, Kingston, NY 12401. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845)338-8880.

         Image Technology believes that its current facilities will meet Image Technology's office needs for the foreseeable future. Suitable facilities will be available, if needed, to accommodate Image Technology's future operations at reasonable commercial rates.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         We are aware of no legal proceedings against Image Technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         Image Technology's Common Stock and Warrants currently trade on the Over-the-Counter Bulletin Board ("OTCBB") under the symbols "IMTL", "IMTLW" and "IMTLZ", respectively. These securities commenced trading on December 15, 2000.

         Between December 15, 2000 and March 15, 2001, Image Technology's common stock closed highest on January 23, 2001 at $0.875 and closed lowest on December 15, 2000 at $.30. Warrant IMTLW traded consistently at $0.02 from December 15, 2000 through January 31, 2001, then rose to $0.25 on February 1, 2001 and has maintained that level since. Warrant IMTLZ traded consistently at $0.02 from December 15, 2000 through January 30, 2001, then rose to $0.25 on January 31, 2001 and has maintained that level since. These prices were obtained from data supplied by Interactive Data, a Financial Times Information Company, and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

         Holders

         As of December 31, 2000, the number of holders of record of Common Stock, Warrant IMTLW and Warrant IMTLZ was 251, 44, and 220 respectively.

         Dividend Policy

         The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.


         During the past three years, the Registrant has sold the securities listed below pursuant to exemptions from registration under the Securities Act. The information below is presented on a post-stock split basis.

         In January 2000, Image Technology issued 500,000 shares of preferred stock to each of its three founders in conjunction with the commencement of their employment agreements. The preferred shares were valued at $.30 per share based on the price of units that the Company was offering for sale through a private placement. The aggregate fair value of the preferred shares of $450,000 is being charged to the Company's results of operations over the terms of the respective employment contracts.

         During March 2000, Image Technology completed an offering of units for a total consideration of approximately $180,000, net of expenses. Each unit consisted of one share of common stock and one, one-year warrant to purchase one share of common stock at an exercise price of $0.40 per share, for an aggregate of 799,729 shares of common stock, to a limited number of accredited investors. The sales were made in reliance upon exemptions from registration provided under
Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The purchasers of these units acquired these securities for their own account and not with a view to any distribution thereof to the public.

         During February 2000, Image Technology issued one-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.40 per share to Robert Oakes in consideration for services rendered, valued at $60,000, in reliance upon the exemptions from registration provided under Section 4(2) of the 1933 Act. During March 2000, Image Technology issued 250,000 shares of common stock to Bondy & Schloss LLP in consideration for services rendered, valued at $75,000, in reliance upon the exemptions from registration provided under Section 4(2) of the 1933 Act.

         The issuances described above were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

Overview

         The following is a discussion of certain factors affecting Image Technology's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with Image Technology's audited and related notes which are included elsewhere in this Annual Report on Form 10-KSB.

         Image Technology was incorporated on December 5, 1997 and commenced operations on January 1, 1998. We are in the process of developing picture archiving and communications software which will be used to input diagnostic images in digital format from original imaging sources and to store, print and display those images. Such software is used in the management of medical diagnostic images by hospitals, health maintenance organizations, group medical practices and individual radiologists to increase accuracy, reduce costs and boost productivity.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

         As of December 31, 2000, we had not generated any revenues from operations and, accordingly, we were still in the development stage.

We do not expect to generate any revenues from our planned operations prior to the third quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES:

         During the year ended December 31, 2000, the Company incurred research and development expenses of $633,798. These expenses were primarily compensation to our three founders under their employment contracts. The employment agreements require an annual compensation to our founders which aggregates $450,000. The founders elected to defer approximately $298,000 of this amount. In addition, research and development expenses includes $150,000 of amortization of unearned compensation relative to the issuance of preferred stock to the founders.

GENERAL AND ADMINISTRATION EXPENSES:

         During the year ended December 31, 2000, the Company incurred general and administrative expenses of $211,797 as compared to $733 in 1999. The increase was primarily attributable to professional fees, of which $75,000 was associated with the issuance of common stock, a non-cash charge, and a general increase in the Company's infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had cash and cash equivalents and working capital of approximately $725,000 and $401,000, respectively. To date, the principal sources of capital resources have been proceeds from the issuance of shares of common stock to our founders of $21,250 and the net proceeds from the recently completed private placement of units of common stock and warrants of $180,000. In addition, on October 15, 2000, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering will be used for working capital and general corporate purposes.

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


ITEM 7. FINANCIAL STATEMENTS
----------------------------

         The Financial Statements are filed as a part of this Annual Report as pages F-1 through F-13 following Part IV.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

         None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

Executive Officers and Directors

         Our executive officers and directors and their ages as of March 15, 2001 are as follows:

NAME          AGE        TITLE
----          ---        ------

David Ryon               56        Director and
                                   Chairman of the Board of
                                   Directors, President and Chief
                                   Executive Officer

Carlton T. Phelps        46        Director, Vice President of
                                   Finance and Administration, Chief Financial
                                   Officer, Secretary and Treasurer

Lewis M. Edwards         46        Director, Vice President of Research
                                   and Development, Chief Technical
                                   Officer

         All directors of Image Technology hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Image Technology's Bylaws provide for not less than one director nor more than fifteen. Currently, there are three directors of Image Technology. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Image Technology.

         DAVID RYON, MD, is a founder and principal stockholder of Image Technology and a co-developer of ITLPACS. He was appointed to the Board of Directors and appointed to serve as Image Technology's President and Chief Executive Officer in December 1997. Dr. Ryon is the founder of the Kingston Diagnostic Center in Kingston, New York.
Dr. Ryon operated the Kingston Diagnostic Center as a sole proprietor from its inception in 1992 until the sale of the business to Rockland Radiological Group, P.C. in 1997. Dr. Ryon worked as a radiologist at the Kingston Hospital for five years before founding the Center. Dr. Ryon graduated as an M.D. cum laude from Albany Medical College in 1975 and served residencies in surgery and radiology at Albany Center Hospital. Among other post-graduate specialties, Dr. Ryon also trained as an Emergency Physician. Prior to becoming a physician, Dr. Ryon earned a B.S. in physics with high honors and an M.S. in engineering at the University of Rochester. He worked as an engineer at General Electric in the medical systems division after graduation where he gained experience in the patent process.

         CARLTON T. PHELPS, M.D. is a founder and principal stockholder of Image Technology and a co-developer of ITLPACS. He was appointed to the Board of Directors and appointed by the Board to serve as Image Technology's Vice-President of Finance and Administration,
Chief Financial Officer, Secretary, and Treasurer in December 1997.
Dr. Phelps was Chief of Radiology at the Kingston Hospital where he served from May 1999 until May 2000. He is now employed full time by Image Technology. From 1996 to 1999 Dr. Phelps was employed by
Kingston Diagnostic Radiology, P.C. From 1995 to 1996, Dr. Phelps served as Director of Radiology at Child's Hospital in Albany, New York. Prior to this time he served as assistant professor and section chief of musculoskeletal and emergency department radiology at Albany Medical College for thirteen years. Dr. Phelps graduated with an M.D.

from the University of Vermont in 1980 and received his B.A. from Harvard University in 1976. He earned an executive MBA degree at Rensselear Polytechnic Institute in 1999.

         LEWIS M. EDWARDS is a founder and principal stockholder of Image Technology and a co-developer of ITLPACS. He was appointed to the Board of Directors and elected by the Board to serve as Image Technology's Vice President of Research and Development and Chief Technical Officer in December 1997. Mr. Edwards served as a senior technical staff member at IBM since 1993. He was an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies and a charter member of the Microsoft Developer Network. He has provided computer-consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a BSEE magna cum laude from Princeton University and an MSCE from Syracuse University.

Conflicts of Interest

         Management of Image Technology has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Image Technology has entered into employment agreement with Drs. Ryon and Phelps and Mr. Edwards. Dr. Phelps and Mr. Edwards have joined Image Technology on a full time basis.

         There can be no assurance that management will resolve all conflicts of interest in favor of Image Technology. Failure of management to conduct Image Technology's business in its best interest may result in liability of the management to Image Technology.

Limitation on Liability of Directors

         As permitted by Delaware law, Image Technology's Certificate of Incorporation includes a provision which provides that a director of Image Technology shall not be personally liable to Image Technology or its stockholders for monetary damages for a breach of fiduciary duty as a director, except (i) for any breach of the director's duty of loyalty to Image Technology or its stockholders, (ii) under

Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock, or (iii) for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, stockholders of Image Technology will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit the right of Image Technology or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. Image Technology believes this provision will assist in securing and retaining qualified persons to serve as directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during Fiscal 1998, its officers, directors, and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements with the exception of the following: the initial Form 3s and 5s for Image Technology's founders, Messrs. Ryon, Phelps and Edwards have been filed concurrently with this Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         Image Technology has not paid any compensation to its executive officers from its inception through December 31, 1999.

         The following table sets forth information for each of the Company's fiscal years ended December 31, 2000, 1999, and 1998 concerning compensation of
(i) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2000 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2000:


                                Annual Compensation
                                --------------------

                                                                   Other      All Other
Name and Principal Position      Year    Salary($)  Bonus($)(2) ($)Annual   Compensation($)
---------------------------      ----    ---------  -----------  --------   ---------------

David Ryon(1)                    2000    $150,000   $150,000         0             (3)
Chairman, President and Chief    1999        0         0             0              0
         Executive Officer       1998        0         0             0              0
Carlton Phelps(1)                2000     150,000    150,000         0             (3)
Vice President, Chief Financial  1999        0         0             0              0
  Officer, Secretary, Treasurer  1998        0         0             0              0
           and Director
Lewis Edwards(1)                 2000     150,000    150,000         0             (3)
Vice President, Chief Technical  1999        0         0             0              0
           Officer and Director  1998        0         0             0              0


(1) Messrs. Ryon, Phelps and Edwards waived their salaries from Image Technology for the years ended December 31, 1999 and 1998. These salaries were not deemed material during this period.

(2) Messrs. Ryon, Phelps and Edwards were each issued 500,000 shares of preferred stock in conjunction with the commencement of their employment agreements. The preferred shares were valued at $.30 per share based on the price of units that we were offering for sale through a private placement.

(3) See "Option Grants in Last Fiscal Year" below


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2000. We have never granted any stock appreciation rights.


                            INDIVIDUAL GRANTS (1)

                     NUMBER OF        PERCENT OF
                    SECURITIES       TOTAL OPTIONS
                    UNDERLYING        GRANTED IN          EXERCISE
                     OPTIONS         EMPLOYEES IN         PRICE PER     EXPIRATION
NAME                 GRANTED              2000 (2)        SHARE ($)           DATE
----               -------------     -----------------    ---------     ----------


David Ryon          1,000,000           33.33%             $.33       December 31, 2009

Carlton Phelps      1,000,000           33.33%             $.33       December 31, 2009

Lewis Edwards       1,000,000           33.33%             $.33       December 31, 2009




(1). Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our Stock Option Plan.

(2). In the year ended December 31, 2000, we granted options to employees to purchase an aggregate of 3,000,000 shares of common stock.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-
END OPTION VALUES

         No options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2000. The value of unexercised options held by any such persons as of December 31, 2000 was as follows for each of Messrs. Ryon, Phelps and Edwards (the only such option holders):

Total number of shares underlying unexercised options      1,000,000
Exercisable options                                          200,000
Unexercisable options                                        800,000
Value of in-the-money options                               $ 24,000



Compensation of Directors

         Our directors were not compensated for their services in 2000. We reimburse directors for their expenses of attending meetings of the Board of Directors.

Employment Agreements

         On December 21, 1999, Image Technology entered into three-year employment agreements which became effective on January 1, 2000, with each of our three founders, David Ryon, Carlton T. Phelps and Lewis M. Edwards in an effort to ensure Image Technology of the continued employment of each officer in his current executive position with Image Technology.

         David Ryon was engaged as President and Chief Executive Officer of Image Technology, Carlton T. Phelps was engaged as Vice President, Chief Financial Officer, Secretary and Treasurer and Lewis M. Edwards was engaged as Vice President and Chief Technical Officer. Each has been signed to a three year contract which provides them with the following:

        - a minimum annual base salary of $150,000 payable in regular equal installments in accordance with our general payroll practices.

        - an annual performance bonus at the end of each calendar year as determined in good faith by the Board based upon its annually established goals.


        - participation in all retirement plans, health and other group insurance programs, stock option plans and other fringe benefit plans which we may now or hereafter in the Board of Directors' discretion make available generally to its executives or employees.

        - term life insurance in the amount of $300,000, short-term and long-term disability insurance in the amount of not less than 60% of base salary, unless such insurance is not available at commercially reasonable rates.

        - an automobile for business use in accordance with Image Technology's standard policy for senior executive officers.

Stock Option Plan


         In January 1998, Image Technology's stockholders ratified Image Technology's Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of Image Technology's common stock may be granted to key personnel in the form of incentive stock options and nonstatutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include our employees, consultants and nonemployee directors. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of our common shares on the date of grant. The exercise price of an incentive stock option granted to an optionee which holds more than ten percent of the combined voting power of all classes of stock of Image Technology must be at least 110% of the fair market value on the date of grant. The maximum term of any stock option granted may not exceed ten years from the date of grant and generally vest over three years.

         On January 1, 2000, we granted options under the plan to David Ryon, Carlton T. Phelps and Lewis M. Edwards, our three founders, for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share, approximately 110% of the fair market value on the date of grant, which are exercisable through December 31, 2009.

         No options were granted or exercised prior to January 1, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth, as of March 26, 2001, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

Security Ownership of Management

Name, Title and Address         Title of Class         Shares Beneficially Owned
of beneficial owners
-------------------             --------------         -------------------------

                                                        Number (1)   Percent (1)
-------------------------------------------------------------------------------
David Ryon, M.D.                Common Stock            2,629,584       23.56%
CEO, President
and Director                    Preferred Stock           500,000       33.33%
167 Schwenk Drive
Kingston, New York
12401
-------------------------------------------------------------------------------
Carlton T. Phelps, M.D.         Common Stock            2,629,583       23.56%
CFO, Secretary, Treasurer
and Director                    Preferred Stock           500,000       33.33%
167 Schwenk Drive
Kingston, New York
12401
-------------------------------------------------------------------------------
Lewis M. Edward                 Common Stock            2,629,583       23.56%
Chief Technical Officer
and Director                    Preferred Stock           500,000       33.33%
167 Schwenk Drive
Kingston, New York
12401
-------------------------------------------------------------------------------
All officers and directors      Common Stock            7,888,750        70.67%^
as a group                      Preferred Stock         1,500,000         100%

(1) Includes for each of Messrs. Ryon, Phelps and Edwards options to purchase 200,000 shares of common stock which are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Kingston Diagnostic Radiology, P.C., or Kingston, which is wholly owned by Dr. Ryon, leases the use of its equipment to Image Technology on a non-exclusive basis in exchange for a limited license to use ITLPACS at the Center. We are party to a facility usage agreement with Rockland Radiology Group, P.C., or Rockland, a privately-owned radiology facility operated by Kingston. Mid-Rockland Imaging, the owners of the Center have agreed to allow the use of the Center as a demonstration site. Through Dr. Ryon, Image Technology has access to Kingston's state-of-the art computer system in return for a license to use the ITLPACS software in Kingston's practice. If Image Technology were unable to access Kingston's equipment, Image Technology estimates that it would have to purchase or otherwise acquire access to approximately $400,000 of comparable equipment in order to complete product development. We believe that the terms of these agreements are at least as favorable to us as any terms we could have obtained from arms-length negotiations with unrelated third parties.


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
--------   --------------------------------------------
           REPORTS ON FORM 8-K
           -------------------

           The following documents are being filed as a part of this report:

(A) Exhibits

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1*           Certificate of Incorporation of Image Technology

3.2* Certificate of Amendment to Certificat of Incorporation of Image Technology dated December 23, 1999

3.3*           By-Laws of Image Technology

4.1*           Specimen certificate for common stock of Image Technology

4.2*           Specimen certificate for preferred stock of Image Technology

4.3*           Form of Private Placement Warrant

4.4*           Form of Investor Warrant

4.5*           Form of Oakes Warrant

4.6**          Form of Subscription Agreement

10.1*          Image Technology 1998 Stock Option Plan

10.2*          Stockholders Agreement dated January 16, 1998
                among certain investors and Image Technology

10.3* Form of Registration Rights Agreement dated February 2000 among certain stockholders of Image Technology and Image Technology

10.4* Assignment of Intellectual Property Agreement dated as of December 18, 1997 between Image Technology and David Ryon, M. D., Carlton T. Phelps,
         M. D. and Lewis M. Edwards.

10.5* Form of Facility Usage and Equipment Lease Agreement by and between Rockland Radiological Group, P.L.C. and Image Technology dated January 12, 1998

10.6* Form of Employment Agreement dated December 21, 1999 between Image Technology and David Ryon, M. D.

10.7* Form of Employment Agreement dated December 21, 1999 between Image Technology and Carlton T. Phelps, M. D.

10.8* Form of Employment Agreement dated December 21, 1999 between Image Technology and Lewis M. Edwards


* Filed with amendment no. 1 to Image Technology's registration statement on Form SB-2(No.333-336787) filed on June 6, 2000.

** Filed with amendment no. 2 to Image Technology's registration statement on Form SB-2(No.333-336787) filed on July 27, 2000.

(B) Reports on Form 8-K

      During the last quarter of Fiscal 2000, the Image Technology did not file any Reports on Form 8-K.

                         S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Image Technology Laboratories, Inc.

                                        By: /S/ DAVID RYON
                                            -------------------------
                                            David Ryon
                                            Chief Executive Officer

Date: March 30, 2001

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                   Date
---------                               -----                   ----

/S/ DAVID RYON                          Director                March 30, 2001
--------------
David Ryon



/S/ CARLTON T. PHELPS                   Director                March 30, 2001

---------------------
Carlton T. Phelps



/S/ LEWIS M. EDWARDS                    Director                March 30, 2001

--------------------
Lewis M. Edwards

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)



                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                          PAGE
                                                                          ----

Report of Independent Public Accountants                                   F-2

Balance Sheet
    December 31, 2000                                                      F-3

Statements of Operations
    Years Ended December 31, 2000 and 1999 and Period From
    January 1, 1998 (Date of Inception) to December 31, 2000               F-4

Statements of Changes in Stockholders' Equity
    Years Ended December 31, 2000 and 1999 and Period From
    January 1, 1998 (Date of Inception) to December 31, 2000               F-5

Statements of Cash Flows
    Years Ended December 31, 2000 and 1999 and Period From
    January 1, 1998 (Date of Inception) to December 31, 2000               F-6

Notes to Financial Statements                                            F-7/13



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Image Technology Laboratories, Inc.


We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 1, 1998 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2000 and 1999, and its results of operations and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 1, 1998 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                J.H. COHN LLP


Roseland, New Jersey
February 13, 2001


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2000

                                     ASSETS
                                     ------

Current assets - cash and cash equivalents                                      $  725,105
                                                                                ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                      $    20,663
    Accrued compensation payable to stockholders                                   297,945
    Notes payable to stockholders                                                    5,200
                                                                             -------------
          Total liabilities                                                        323,808
                                                                               -----------

Commitments

Stockholders' equity:
    Preferred stock, par value $.01 per share; 5,000,000 shares
       authorized; 1,500,000 shares issued and outstanding                          15,000
    Common stock, par value $.01 per share; 50,000,000 shares
       authorized; 10,962,862 shares issued and outstanding                        109,628
    Additional paid-in capital                                                   1,451,404
    Common stock subscription receivable                                           (10,000)
    Unearned compensation                                                         (300,000)
    Deficit accumulated in the development stage                                  (864,735)
                                                                              ------------
          Total stockholders' equity                                               401,297
                                                                              ------------

          Totals                                                               $   725,105
                                                                               ===========






See Notes to Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                     Years Ended December 31, 2000 and 1999
                         and Period From January 1, 1998
                    (Date of Inception) to December 31, 2000


                                                 2000           1999       CUMULATIVE
                                                -------        -------     ----------

Revenues                                    $       --      $      --      $    --

Research and development expenses                633,798                     633,798

General and administrative expenses              211,797            733      230,937
                                            ------------    -----------    ---------

Net loss                                    $   (845,595)   $      (733)   $(864,735)
                                            ============    ===========    =========

Basic net loss per share                    $      (.08)    $       --
                                            ============    ===========

Basic weighted average shares outstanding     10,370,047      7,288,750
                                            ============    ===========








See Notes to Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)


                  Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2000 and 1999
                         and Period from January 1, 1998
                    (Date of Inception) to December 31, 2000



                                                                                                                    DEFICIT
                                                                                                                    ACCUMU-
                                          PREFERRED STOCK        COMMON STOCK                                       LATED
                                       ------------------    ------------------   ADDI-     COMMON                  IN THE   TOTAL
                                       NUMBER               NUMBER             TIONAL       STOCK      UNEARNED     DEVELOP- STOCK-
                                       OF                    OF                PAID-IN   SUBSCRIPTION  COMPEN-      MENT    HOLDERS'
                                       SHARES    AMOUNT     SHARES    AMOUNT   CAPITAL   RECEIVABLE    SATION       STAGE    EQUITY
                                       -------  -------  ----------- --------  --------- ------------  ----------  --------  ------

Issuance of shares effective as of
   January 1, 1998 to founders                             7,288,750   72,887   $(51,637)                                  $ 21,250

Net loss                                                                                                         $(18,407)  (18,407)
                                                         ----------- --------- ---------                         --------- --------

Balance, December 31, 1998                                 7,288,750   72,887    (51,637)                         (18,407)    2,843

Net loss                                                                                                             (733)     (733)
                                                         ----------- ---------  ---------                        ---------- -------

Balance, December 31, 1999                                 7,288,750   72,887    (51,637)                         (19,140)    2,110

Issuance of preferred stock in
   exchange for services              1,500,000  $15,000                         435,000               $(450,000)

Issuance of common stock in exchange
   for services                                              250,000    2,500     72,500                                     75,000

Sales of units of common stock
   and warrants through private
   placement, net of expenses,
   in February 2000                                          799,729    7,997    171,923                                    179,920

Subscription for units of common
   stock and warrants through
   private placement                                          33,333      333      9,667     $(10,000)

Sales of units of common stock and
   warrants through public offering
   completed in October
   2000, net of expenses                                   2,591,050   25,911    813,951                                    839,862

Amortization of unearned compensation                                                                   150,000             150,000

Net loss                                                                                                          (845,595)(845,595)
                                       ---------  ------- ---------- -------- -----------    ---------  --------  --------- -------


Balance, December 31, 2000             1,500,000  $15,000 10,962,862 $109,628 $1 ,451,404    $(10,000)$(300,000) $(864,735)$401,297
                                       =========  ======= ========== ======== ---========    ======== =========  ========= ========



See Notes to Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999
                         and Period from January 1, 1998
                    (Date of Inception) to December 31, 2000


                                                                                    2000         1999        CUMULATIVE
                                                                                ----------     -------      ----------

Operating activities:
    Net loss                                                                    $ (845,595)     $  (733)      $  (864,735)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Amortization of unearned compensation                                       150,000                        150,000
       Common stock issued for services                                             75,000                         75,000
       Amortization of capitalized software                                          2,186                          2,186
       Changes in operating assets and liabilities:
          Accrued compensation payable to stockholders                              20,663                         20,663
          Accounts payable and accrued expenses                                    297,945                        297,945
                                                                               -----------    ---------       -----------
              Net cash used in operating activities                               (299,801)        (733)         (318,941)
                                                                               -----------    ---------       -----------

Investing activities - software costs capitalized                                                                  (2,186)
                                                                                                           --------------

Financing activities:
    Proceeds from issuance of notes payable to
       stockholders                                                                    100        5,100             5,200
    Proceeds from issuance of common stock                                                                         21,250
    Net proceeds from private placement and public
       offering of units of common stock and warrants                            1,024,782                      1,024,782
    Payments of deferred private placement costs                                                 (5,000)           (5,000)
                                                                               -----------    ---------       -----------
              Net cash provided by financing activities                          1,024,882          100         1,046,232
                                                                               -----------    ---------       -----------

Net increase (decrease) in cash                                                    725,081         (633)          725,105

Cash, beginning of period                                                               24          657             -
                                                                               -----------    ---------       -----------

Cash, end of period                                                            $   725,105     $     24       $   725,105
                                                                               ===========    =========       ===========







See Notes to Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1 - Business:
               Image Technology Laboratories, Inc. (the "Company") was incorporated on December 5, 1997 and commenced operations on January 1, 1998. The Company is in the process of developing picture archiving and communications software, known in the medical industry as "PACS," which will be used to input diagnostic images in digital format from original imaging sources and to store, print and display those images. Such software is used in the management of medical diagnostic images by hospitals, health maintenance organizations, group medical practices and individual radiologists to increase accuracy, reduce costs and boost productivity.

               As of December 31, 2000, the Company had not generated any revenues from operations and was still in the "development stage." Management does not expect the Company to generate any revenues from its planned operations prior to the third quarter of the year ending December 31, 2001.


Note 2 - Summary of significant accounting policies:
             Use of estimates:
                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

             Cash equivalents:
                  Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired.

             Concentrations of credit risk:
                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, the Company's cash and cash equivalent balances exceed the insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2000, the Company had cash and cash equivalent balances that exceed Federally insured limits by approximately $556,000.

             Software development costs:
                  Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 2 - Summary of significant accounting policies (continued):
               Software development costs (concluded):
                  Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product or based on current and estimated future revenues. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

                  Charges to research and development expenses for software development costs incurred prior to the establishment of technological feasibility were not material prior to 2000.

              Impairment of long-lived assets:
                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as goodwill and capitalized software costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

              Income taxes:
                  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 2 - Summary of significant accounting policies (concluded):
                Net earnings (loss) per common share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had a net loss in 2000, the assumed effects of the exercise of 3,000,000 options and 3,674,112 warrants outstanding at December 31, 2000 would have been anti-dilutive. The Company did not have any potentially dilutive common shares outstanding during 1999.

                  The weighted average common shares outstanding shown in the accompanying statements of operations have been retroactively adjusted for a 388.733 for 1 stock split that was effected on January 7, 2000 (see Note 4).

               Stock options:
                  In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied.

               Recent accounting pronouncements:
                  The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2000 and 1999.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 3 - Notes payable to stockholders:
               Notes payable to stockholders with a principal balance of $5,200 at December 31, 2000 were noninterest bearing and due on demand.


Note 4 - Stockholders' equity:
               Preferred stock:
                  As of December 31, 2000, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued as of December 31, 1999. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

               Issuance of preferred stock to founders:
                  On January 7, 2000, the Board of Directors authorized the issuance of a total of 1,500,000 shares of preferred stock to the three founders of the Company in conjunction with the commencement of their employment agreements on January 1, 2000 (see Note 8). The preferred shares will have rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company's common stock including one vote for each share held on all matters to be voted on by the Company's stockholders.

                  Since the rights of the Company's preferred and common stockholders are substantially equivalent, the preferred shares were valued at $.30 per share based on the price of units of common stock and warrants that the Company sold through the private placement that was completed on February 4, 2000. The aggregate fair value of the preferred shares of $450,000 has been recorded as unearned compensation and reflected as a reduction of stockholders' equity, net of accumulated amortization, in the accompanying balance sheet as of December 31, 2000. The unearned compensation is being charged to the Company's operations over the terms of the respective employment agreements.

               Common stock:
                  As of December 31, 1999, the Company was also authorized to issue up to 50,000,000 shares of common stock with a par value of $.01 per share. As of that date, it had issued 18,750 shares of common stock, or the equivalent of 7,288,750 shares as adjusted for the 388.733 for 1 stock split that was effected on January 7, 2000, to its founding stockholders for total cash consideration of $21,250 in January 1998.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 4 - Stockholders' equity (concluded):
                Private placement of units:
                  On February 4, 2000, the Company completed a private placement of 799,729 units, at $.30 per unit, that was exempt from registration under the Securities Act of 1933 and received proceeds of $239,920 before related expenses of $60,000. Each unit was comprised of one share of common stock and one warrant. Each warrant gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires on October 15, 2001.

               Stock subscription receivable:
                  An investor subscribed to purchase 33,333 units, at $.30 per unit, for a total subscription price of $10,000. Each unit was comprised of one share of common stock and one warrant. Each warrant gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires one year from the date of issuance.

               Shares for services:
                  During March 2000, the Company issued 250,000 shares of common stock for the payment of legal services. The common shares and legal services were valued at a total of $75,000, or $.30 per share based on the price of units sold through the private placement that was completed on February 4, 2000.

               Initial public offering:
                  During 2000, the Company filed a registration statement with the Securities and Exchange Commission related to an initial public offering of a minimum of 1,500,000 units, on a best-efforts, all-or-none basis and an additional 1,500,000 units on a best-efforts basis. Each unit offered consists of one share of common stock and one warrant. Each warrant will give the holder the right to purchase one share of common stock at the initial exercise price of $.50 per share, expire one year from the date of issuance and be redeemable by the Company at $.05 per warrant if the closing bid price of the common stock exceeds $2.00 for ten consecutive trading days. Management intends to use the proceeds for working capital and general corporate purposes.

                  As of October 15, 2000, the date the offering closed, the Company sold 2,591,050 units at $.40 per unit from which it received proceeds of $839,862, net of related expenses of $196,558.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 5 - Income taxes:
               As of December 31, 2000, the Company had net operating loss carryforwards of approximately $567,000 available to reduce future Federal and state taxable income which will expire at various dates through 2020. The Company's only other material temporary difference as of that date was approximately $298,000 of accrued officers' compensation. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $346,000 related to the net operating loss carryforwards ($227,000) and future deductibility of the officers' compensation ($119,000) by an equivalent valuation allowance as of December 31, 2000.

               The Company had also offset the potential benefits from net operating loss carryforwards of approximately $7,600 and $7,200 by an equivalent valuation allowance as of December 31, 1999 and 1998, respectively. Although the Company had pre-tax losses in each period, no credits for income taxes are included in the accompanying statements of operations as a result of the increases in the valuation allowance of $400 and $7,200 in 1999 and 1998, respectively.


Note 6 - Fair value of financial statements:
               The Company's financial instruments at December 31, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts payable and accrued expenses, notes payable to stockholders and accrued compensation - stockholders. In the opinion of management, cash and cash equivalents and accounts payable and accrued expenses were carried at fair value because of its liquidity and short-term maturity. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation - stockholders.


Note 7 - Stock option plan:
               In January 1998, the Company's stockholders ratified the Company's Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and nonemployee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company's common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 7 - Stock option plan (concluded):
               Since the Company has elected to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost will be recognized in the financial statements for stock options granted to employees at exercise prices that are equal to or greater than the fair market value of the Company's common stock on the date of grant. Instead, the Company makes the pro forma disclosures required by SFAS 123 of net loss as if a fair value based method of accounting for stock options had been applied.

               On January 1, 2000, the Company granted options to its founders for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share (approximately 110% of the fair market value on the date of grant) that are exercisable through December 31, 2009.

               The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying 2000 statement of operations are set forth below:

                  Net loss - as reported                      $    (845,595)
                  Net loss - pro forma                           (1,005,595)
                  Basic weighted average common shares
                      outstanding - as reported                  10,370,047
                  Basic loss per share - as reported                  $(.08)
                  Basic loss per share - pro forma                    $(.10)

               The fair value of each option granted was estimated as of the date of grant using the Black-Scholes Option-Pricing-Model with the following weighted average assump-tions:

                  Expected volatility                                   29%
                  Risk-free interest rate                                6%
                  Expected years of option life                         10
                  Expected dividends                                     0%


Note 8 - Employment agreements:
               During December 1999, the Company entered into employment agreements with its three founders that became effective on January 1, 2000 and obligate the Company to make annual aggregate payments of $450,000 in the years ending December 31, 2000, 2001 and 2002.


                                      * * *