Form 10QSB
period 2001-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2001-05-14
CIK 1110648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (845) 338-3366

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

The number of shares of common stock outstanding as of March 31, 2001 was 10964112..

                                     PART I

Item 1. Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)




                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                PAGE
                                                                ----

Condensed Balance Sheets
    March 31, 2001 and December 31, 2000 (Unaudited)             F-2

Condensed Statements of Operations
    Three Months Ended March 31, 2001 and 2000 and
    Period from January 1, 1998 (Date of Inception) to March 31, 2001 (Unaudited)
                                                                 F-3

Condensed Statement of Stockholders' Equity
    Three Months Ended March 31, 2001 and Period from January
    1, 1998 (Date of Inception) to March 31, 2001 (Unaudited)
                                                                 F-4

Condensed Statements of Cash Flows
    Three Months Ended March 31, 2001 and 2000 and Period
     from January 1, 1998
    (Date of Inception) to March 31, 2001 (Unaudited)
                                                                 F-5

Notes to Condensed Financial Statements (Unaudited)
                                                                F-6/7



                                      * * *



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                      March 31, 2001 and December 31, 2000

                                                                    March         December
                           ASSETS                                  31, 2001       31, 2000
                           ------                                 ----------      --------
                                                                  (Unaudited)
Current assets - cash and cash equivalents                        $   606,659    $   725,105
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                         $     8,665    $    20,663
    Accrued compensation payable to stockholders                      326,435        297,945
    Notes payable to stockholders                                       5,200          5,200
                                                                  -----------    -----------
            Total liabilities                                         340,300        323,808
                                                                  -----------    -----------

Stockholders' equity:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding            15,000         15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 10,964,112 and 10,962,862 shares issued and
        outstanding                                                   109,641        109,628
    Additional paid-in capital                                      1,452,016      1,451,404
    Common stock subscription receivable                              (10,000)       (10,000)
    Unearned compensation                                            (262,500)      (300,000)
    Deficit accumulated in the development stage                   (1,037,798)      (864,735)
                                                                  -----------    -----------
            Total stockholders' equity                                266,359        401,297
                                                                  -----------    -----------

            Totals                                                $   606,659    $   725,105
                                                                  ===========    ===========





See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                         and Period From January 1, 1998
                      (Date of Inception) to March 31, 2001

                                                                                        PERIOD
                                                                                        FROM
                                                                                       JANUARY
                                                             THREE MONTHS              1, 1998
                                                            ENDED MARCH 31,            TO MARCH
                                                       ------------------------
                                                          2001            2000          31, 2001
                                                      -----------     -----------    --------------

Revenues                                              $    -          $     -        $       -

Research and development expenses                        151,764          150,000        785,562

General and administrative expenses                       21,299           80,728        252,236
                                                      ----------      -----------     ----------

Net loss                                              $ (173,063)     $ (230,728)    $(1,037,798)
                                                      ==========      ===========    ===========

Basic net loss per share                                   $(.01)          $(.03)
                                                      ==========      ===========

Basic weighted average shares outstanding             12,462,973       9,207,340
                                                      ==========      ===========



See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

             Condensed Statement of Changes in Stockholders' Equity
                        Three Months Ended March 31, 2001
                         and Period from January 1, 1998
                      (Date of Inception) to March 31, 2001


                                                  PREFERRED STOCK          COMMON STOCK        ADDI-       COMMON
                                               NUMBER                  NUMBER                  TIONAL       STOCK
                                                 OF                      OF                    PAID-IN   SUBSCRIPTION
                                               SHARES      AMOUNT     SHARES        AMOUNT     CAPITAL    RECEIVABLE
                                               ----------    ------   -----------   ------     -------   ------------


Issuance of shares effective as of January
   1, 1998 to founders                                               7,288,750    $ 72,887   $  (51,637)
Net loss
                                                                    -----------  ----------  ------------

Balance, December 31, 1998                                           7,288,750      72,887      (51,637)
Net loss
                                                                    -----------  ----------  ------------

Balance, December 31, 1999                                           7,288,750      72,887      (51,637)
Issuance of preferred stock in exchange for
   services                                    1,500,000   $15,000                              435,000
Issuance of common stock in exchange for
   services                                                            250,000       2,500       72,500
Sales of units of common stock and warrants
   through private placement, net of expenses,
   in February 2000                                                    799,729       7,997      171,923
Subscription for units of common stock and
   warrants through private placement                                   33,333         333        9,667     $(10,000)
Sales of units of common stock and warrants
   through public offering completed in October
   2000, net of expenses                                             2,591,050      25,911      813,951
Amortization of unearned compensation
Net loss
                                                ---------  -------  ----------    --------   ----------      --------
Balance, December 31, 2000                      1,500,000   15,000  10,962,862     109,628    1,451,404      (10,000)
Issuance of common stock upon exercise
   of warrants                                                           1,250          13          612
Amortization of unearned compensation
Net loss
                                                ---------  -------  ----------    --------   ----------      --------

Balance, March 31, 2001                         1,500,000  $15,000  10,964,112    $109,641   $1,452,016      $(10,000)
                                                =========  =======  ==========    ========   ==========      ========








                                                                           DEFICIT
                                                                           ACCUMU-
                                                                           LATED
                                                                           IN THE         TOTAL
                                                             UNEARNED      DEVELOP -      STOCK-
                                                             COMPEN-       MENT           HOLDERS'
                                                             SATION        STAGE          EQUITY
                                                             ----------    ---------      -------
Issuance of shares effective as of January
   1, 1998 to founders                                                                  $   21,250
Net loss                                                                $   (18,407)       (18,407)
                                                                       -------------     ----------

Balance, December 31, 1998                                                  (18,407)         2,843
Net loss                                                                       (733)          (733)
                                                                       -------------   ------------

Balance, December 31, 1999                                                  (19,140)         2,110
Issuance of preferred stock in exchange for
   services                                                 $(450,000)
Issuance of common stock in exchange for
   services                                                                                 75,000
Sales of units of common stock and warrants
   through private placement, net of expenses,
   in February 2000                                                                        179,920
Subscription for units of common stock and
   warrants through private placement
Sales of units of common stock and warrants
   through public offering completed in October
   2000, net of expenses                                                                   839,862
Amortization of unearned compensation                         150,000                      150,000
Net loss                                                                   (845,595)      (845,595)
                                                            ---------   -----------      ---------
Balance, December 31, 2000                                   (300,000)     (864,735)       401,297
Issuance of common stock upon exercise
   of warrants                                                                                 625
Amortization of unearned compensation                          37,500                       37,500
Net loss                                                                   (173,063)      (173,063)
                                                            ---------   -----------      ---------

Balance, March 31, 2001                                     $(262,500)  $(1,037,798)     $ 266,359
                                                            =========   ===========      =========






See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                         and Period from January 1, 1998
                      (Date of Inception) to March 31, 2001
                                                                                         PERIOD
                                                                                          FROM
                                                                                         JANUARY
                                                                   THREE MONTHS          1, 1998
                                                                  ENDED MARCH 31,       TO MARCH
                                                              ----------------------
                                                                2001          2000       31, 2001
                                                              ----------   ---------   -----------

Operating activities:
    Net loss                                                $(173,063)   $  (230,728)   $(1,037,798)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization of unearned compensation                  37,500         37,500        187,500
        Common stock issued for services                       75,000         75,000
        Amortization of capitalized software costs              2,186
        Changes in operating assets and liabilities:
            Prepaid professional fees                         (60,000)
            Accrued compensation payable to stockholders       28,490        112,500        326,435
            Accounts payable and accrued expenses             (11,998)         8,665
                                                            ---------    -----------    -----------
                Net cash used in operating activities        (119,071)       (65,728)      (438,012)
                                                            ---------    -----------    -----------

Investing activities - software costs capitalized                                            (2,186)
                                                                                        -----------

Financing activities:
    Proceeds from issuance of notes payable to
        stockholders                                                             100          5,200
    Proceeds from issuance of common stock                        625                        21,875
    Net proceeds from private placement and public
        offering of units of common stock and warrants                       185,000      1,024,782
    Payments of deferred private placement costs                                             (5,000)
                                                            ---------    -----------    -----------
                Net cash provided by financing activities         625        185,100      1,046,857
                                                            ---------    -----------    -----------

Net increase (decrease) in cash                              (118,446)       119,372        606,659

Cash, beginning of period                                     725,105             24           --
                                                            ---------    -----------    -----------

Cash, end of period                                         $ 606,659    $   119,396    $   606,659
                                                            =========    ===========    ===========



See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2001, its results of operations for the three months ended March 31, 2001 and 2000, changes in stockholders' equity for the three months ended March 31, 2001 and cash flows for the three months ended March 31, 2001 and 2000 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to March 31, 2001. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 and period from January 1, 1998 (date of inception) to December 31, 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

            The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.

Note 2 - Earnings (loss) per share:
            The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

            The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2001 and 2000 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

            Since the Company had a loss for the three months ended March 31, 2001, the assumed effects of the exercise of 3,000,000 options and 3,672,862 and 1,083,062 warrants outstanding at March 31, 2001 and 2000, respectively, would have been anti-dilutive.

Note 3 - Exercise of warrants:
             During the three months ended March 31, 2001, warrantholders redeemed 1,250 warrants and received 1,250 shares of common stock at a redemption price of $.50 per share or $625. As of March 31, 2001, 3,672,862 warrants are outstanding.

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

RESULTS OF OPERATIONS FOR THE  THREE MONTHS ENDED MARCH 31,2001
COMPARED TO THE  THREE MONTHS ENDED MARCH31, 2000

           As of March 31, 2001, we had not generated any revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any revenues from our planned operations prior to the third quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES:

           During the three months ended March 31, 2001 , the Company incurred research and development expenses of $151,764, as compared with $150,000 in the comparable prior period.
These expenses, of which $28,490 were accrued during the three months ended March 31, 2001, were primarily compensation to the Company's three founders under their employment contracts. In addition, $37,500 of these expenses in both periods were attributable to compensation associated with the issuance to them of the preferred stock, a non cash charge.

GENERAL AND ADMINISTRATION EXPENSES:

           During the three months March 31, 2001 , the Company incurred general and administrative expenses of $21,299 as compared to $80,728 in the comparable prior period. The decrease was mainly attributable to professional fees whereby during the three months ended March 31, 2000, the company incurred a charge for legal fees of $75,000 associated with the issuance of common stock for services, a non cash charge.


LIQUIDITY AND CAPITAL RESOURCES

           As of March 31, 2001, we had cash and working capital of approximately $607,000 and $266,000, respectively. To date, the principal sources of capital resources have been proceeds from the issuance of shares of common stock to our founders of $21,250 and the net proceeds from the recently completed private placement of units of common stock and warrants of approximately $180,000. In addition, on October 15, 2000, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering will be used for working capital and general corporate purposes.

           We do not have any pending material commitments regarding capital expenditures. Although our current sources of liquidity and cash are sufficient to satisfy our cash needs for the next twelve months, we will require additional capital to fully develop our operations and pursue our business strategies. We expect to raise or obtain additional capital through the sale of securities and through the exercise of approximately 2,500,000 warrants at an exercise price of $.50, and approximately 800,000 warrants at an exercise price of $.40. There can be no assurance that additional funds will be available. If adequate funds are not available, there will be a material adverse effect on our business, financial condition and development strategies.





CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

     The statements contained in the section captioned Management's Disscussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability, the uncertainty as to the demand for the Internet virtual communities; increasing competition; the ability to hire, train, and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth.

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

                                   IMAGE TECHNOLOGY LABORATORIES, INC.


Date: May 10, 2001                 /S/ DAVID RYON
                                   --------------
                                   David Ryon, CEO and President