Form 10QSB/A
period 2001-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2001-05-15
CIK 1110648

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

The number of shares of common stock outstanding as of March 31, 2001 was 10,964,112.

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
                                                                  ===========    ===========





See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                         and Period From January 1, 1998
                      (Date of Inception) to March 31, 2001
                                   (Unaudited)
                                                                                        PERIOD
                                                                                        FROM
                                                                                       JANUARY
                                                             THREE MONTHS              1, 1998
                                                            ENDED MARCH 31,            TO MARCH
                                                       ------------------------
                                                          2001            2000          31, 2001
                                                      -----------     -----------    --------------

Revenues                                              $    -          $     -        $       -

Research and development expenses                        151,764          150,000        785,562

General and administrative expenses                       21,299           80,728        252,236
                                                      ----------      -----------     ----------

Net loss                                              $ (173,063)      $ (230,728)   $(1,037,798)
                                                      ==========       ==========    ===========

Basic net loss per share                                   $(.01)           $(.03)
                                                      ==========       ==========

Basic weighted average shares outstanding             12,462,973        9,207,340
                                                      ==========       ==========



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






See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                         and Period from January 1, 1998
                      (Date of Inception) to March 31, 2001
                                  (Unaudited)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW

           The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, liquidity and capital resources. You should read the following, discussion and analysis in conjunction with Image Technology Laboratories, Inc.'s unaudited condensed financial statements and related notes which are included elsewhere in this filing.

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