Form 10QSB
period 2001-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2001-08-14
CIK 1110648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The number of shares of common stock outstanding as of June 30, 2001 was 11,075,612.

                                     PART I

Item 1. Financial Statements.




                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)




                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Condensed Balance Sheets
    June 30, 2001 (Unaudited) and December 31, 2000                        F-2

Condensed Statements of Operations
    Six and Three Months Ended June 30, 2001 and 2000 and Period from
    January 1, 1998 (Date of Inception) to June 30, 2001 (Unaudited)       F-3

Condensed Statement of Changes in Stockholders' Equity
    Six Months Ended June 30, 2001 and Period from January
    1, 1998 (Date of Inception) to June 30, 2001 (Unaudited)               F-4

Condensed Statements of Cash Flows
    Six Months Ended June 30, 2001 and 2000 and Period from
    January 1, 1998 (Date of Inception) to June 30, 2001 (Unaudited)       F-5

Notes to Condensed Financial Statements (Unaudited)                        F-6/7

                                      * * *



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                       June 30, 2001 and December 31, 2000





                                                                      June         December
                            ASSETS                                  30, 2001       31, 2000
                           ------                                  ----------    ------------
                                                                  (Unaudited)

Current assets - cash and cash equivalents                        $   466,543    $   725,105
                                                                  ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                         $     6,911    $    20,663
    Accrued compensation payable to stockholders                      341,118        297,945
    Notes payable to stockholders                                       5,200          5,200
                                                                  -----------    -----------
            Total liabilities                                         353,229        323,808
                                                                  -----------    -----------

Stockholders' equity:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding            15,000         15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 11,075,612 and 10,962,862 shares issued and
        outstanding                                                   110,756        109,628
    Additional paid-in capital                                      1,501,252      1,451,404
    Common stock subscription receivable                              (10,000)       (10,000)
    Unearned compensation                                            (225,000)      (300,000)
    Deficit accumulated in the development stage                   (1,278,694)      (864,735)
                                                                  -----------    -----------
            Total stockholders' equity                                113,314        401,297
                                                                  -----------    -----------

            Totals                                                $   466,543    $   725,105
                                                                  ===========    ===========







See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                Six and Three Months Ended June 30, 2001 and 2000
                         and Period From January 1, 1998
                      (Date of Inception) to June 30, 2001
                                   (Unaudited)


                                       SIX MONTHS                       THREE MONTHS
                                      ENDED JUNE 30,                   ENDED JUNE 30,
                                -------------------------       --------------------------
                                    2001             2000           2001            2000         CUMULATIVE
                                -----------      ------------   ------------    ----------       ----------

Revenues                        $       --      $       --      $       --      $       --      $       --

Research and development
    expenses                         319,908         300,000         168,144         150,000         953,706

General and administrative
    expenses                          94,051          96,795          72,752          16,067         324,988
                                ------------    ------------    ------------    ------------    ------------

Net loss                        $   (413,959)   $   (396,795)   $   (240,896)   $   (166,067)   $ (1,278,694)
                                ============    ============    ============    ============    ============

Basic net loss per share        $       (.03)   $       (.04)   $       (.02)   $       (.02)
                                ============    ============    ============    ============

Basic weighted average shares
    outstanding                   12,450,823       9,522,816      12,471,774       9,838,750
                                ============    ============    ============    ============










See Notes to Condensed Financial Statements.



                      Image Technology Laboratories, Inc.
                          (A Development Stage Company)

             Condensed Statement of Changes in Stockholders' Equity
                         Six Months Ended June 30, 2001
                         and Period from January 1, 1998
                      (Date of Inception) to June 30, 2001
                                   (Unaudited)

                                            PREFERRED STOCK               COMMON STOCK                ADDI-            COMMON
                                            ---------------               ------------                TIONAL            STOCK
                                      NUMBER OF                         NUMBER OF                    PAID-IN         SUBSCRIPTION
                                       SHARES           AMOUNT           SHARES        AMOUNT        CAPITAL          RECEIVABLE
                                       ------           ------           ------        ------        -------          ----------


Issuance of shares effective as of
     January 1, 1998 to founders                                        7,288,750    $     72,887    $    (51,637)
Net loss
                                                                        ---------    ------------    ------------
Balance, December 31, 1998                                              7,288,750          72,887         (51,637)
Net loss
                                                                        ---------    ------------    ------------
Balance, December 31, 1999                                              7,288,750          72,887         (51,637)
Issuance of preferred stock
     in exchange for services           1,500,000    $     15,000                                         435,000
Issuance of common stock in
     exchange for services                                                250,000           2,500          72,500
Sales of units of common stock
     and warrants through private
     placement, net of expenses,
     in February 2000                                                     799,729           7,997         171,923
Subscription for units of
     common stock and warrants
     through private placement                                             33,333             333           9,667    $    (10,000)
Sales of units of common stock
     and warrants through public
     offering completed in October
     2000, net of expenses                                              2,591,050          25,911         813,951
Amortization of unearned
     compensation
Net loss
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 2000              1,500,000          15,000      10,962,862         109,628       1,451,404         (10,000)
Issuance of common stock upon
     exercise of warrants                                                 112,750           1,128          49,848
Amortization of unearned
     compensation
Net loss
                                       ------------------------------------------------------------------------------------------
Balance, June 30, 2001                  1,500,000    $     15,000      11,075,612    $    110,756    $  1,501,252   $    (10,000)
                                       ==========================================================================================
                                                        DEFICIT
                                                       ACCUMULATED
                                                         IN THE        TOTAL
                                       UNEARNED        DEVELOPMENT   STOCKHOLDERS'
                                     COMPENSATION        STAGE         EQUITY
                                     ---------------------------------------------

Issuance of shares effective as of
     January 1, 1998 to founders                                     $     21,250
Net loss                                             $    (18,407)        (18,407)
                                                     ------------    ------------
Balance, December 31, 1998                                (18,407)          2,843
Net loss                                                     (733)           (733)
                                                     ------------    ------------
Balance, December 31, 1999                                (19,140)          2,110
Issuance of preferred stock
     in exchange for services          $ (450,000)
Issuance of common stock in                                                75,000
     exchange for services
Sales of units of common stock
     and warrants through private
     placement, net of expenses,
     in February 2000                                                     179,920
Subscription for units of
     common stock and warrants
     through private placement
Sales of units of common stock
     and warrants through public
     offering completed in October
     2000, net of expenses                                                839,862
Amortization of unearned
     compensation                         150,000                         150,000
Net loss                                                 (845,595)       (845,595)
                                       ------------------------------------------
Balance, December 31, 2000               (300,000)       (864,735)        401,297
Issuance of common stock upon
     exercise of warrants                                                  50,976
Amortization of unearned
     compensation                          75,000                          75,000
Net loss                                                 (413,959)       (413,959)
                                       ------------------------------------------
Balance, June 30, 2001                 $ (225,000)   $ (1,278,694)   $    113,314
                                       ==========================================





See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                         and Period from January 1, 1998
                      (Date of Inception) to June 30, 2001
                                   (Unaudited)



                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                            --------------------------
                                                                 2001         2000          CUMULATIVE
                                                            -------------  -----------      ----------

Operating activities:
    Net loss                                                $  (413,959)   $  (396,795)   $(1,278,694)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization of unearned compensation                    75,000         75,000        225,000
        Common stock issued for services                                        75,000         75,000
        Amortization of capitalized software costs                                              2,186
        Changes in operating assets and liabilities:
            Prepaid professional fees                                          (60,000)
            Other current assets                                                   (45)
            Accrued compensation payable to stockholders         43,173        200,000        341,118
            Accounts payable and accrued expenses               (13,752)                        6,911
                                                            -----------    -----------    -----------
                Net cash used in operating activities          (309,538)      (106,840)      (628,479)
                                                            -----------    -----------    -----------

Investing activities - software costs capitalized                               (4,966)        (2,186)
                                                                           -----------    -----------

Financing activities:
    Proceeds from issuance of notes payable to
        stockholders                                                               100          5,200
    Proceeds from issuance of common stock                       50,976                        72,226
    Net proceeds from private placement of units
        of common stock and warrants                                           185,000      1,024,782
    Payments of deferred private placement costs                                               (5,000)
                                                            -----------    -----------    -----------
                Net cash provided by financing activities        50,976        185,100      1,097,208
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                (258,562)        73,294        466,543

Cash, beginning of period                                       725,105             24           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $   466,543    $    73,318    $   466,543
                                                            ===========    ===========    ===========






See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                 In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2001, its results of operations for the six and three months ended June 30, 2001 and 2000, changes in stockholders' equity for the six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 and 2000 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to June 30, 2001. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 and period from January 1, 1998 (date of inception) to December 31, 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

                 The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


Note 2 - Earnings (loss) per share:
                 The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

                 The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the six and three months ended June 30, 2001 and 2000 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                 Since the Company had net losses for the six and three months ended June 30, 2001, the assumed effects of the exercise of 3,000,000 options and 3,561,362 and 1,083,062 warrants outstanding at June 30, 2001 and 2000, respectively, would have been anti-dilutive.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 3 - Exercise of warrants:
                  During the six months ended June 30, 2001, warrantholders exercised 58,750 warrants and received 58,750 shares of common stock at a price of $.50 per share or $29,375 and also exercised 54,000 warrants and received 54,000 shares of common stock at a price of $.40 per share or $21,600. As of June 30, 2001, 3,561,362 warrants are outstanding.



                                      * * *

Item 2. Management's discussion and Analysis of Financial Condition and Results of operations


OVERVIEW

           The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, liquidity, and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc.'s unaudited condensed financial statements and related notes which are included elsewhere in this filing.

           Image Technology Laboratories, Inc. was incorporated on December 5, 1997 and commenced operations on January 1, 1998. We are in the process of developing software to manage the entire practice of radiology, including the scheduling of patient examinations, display of images on workstations, generation of worklists for all members of the enterprise, production and distribution of illustrated radiologic reports, and billing for the services provided.

           At the heart of the system are software modules referred to as the WorkLoadExecutive and WorkLoadRouter. This software equitably distributes the work to be done, and ensures its timely completion. Images are displayed for the radiologist on a proprietary, multimonitor workstation controlled with a unique touchscreen controller. The combination of the backoffice software and the versatile workstation increase the accuracy and efficiency of diagnosis. Such software is applicable to any setting of a radiology practice, including hospitals and free standing imaging centers.

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 2000

REVENUES:

           As of June 30, 2001, we had not generated any revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any revenues from our planned operations before the end of the third quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES;

           During the six and three months ended June 30, 2001, the Company incurred research and development expenses of $319,908 and $168,144, respectively, as compared to $300,000 and $150,000 in the comparable prior periods. These expenses consisted primarily of compensation to the Company's three founders under their employment contracts. In addition, $75,000 and $37,500 of these expenses in both the six and three month period ending June 30, 2001 and 2000, were attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge.

GENERAL AND ADMINISTRATIVE EXPENSES:

           During the Six months ended June 30, 2001, General and Administrative Expenses was approximately $94,000 as compared to $97,000 during the six months ended June 30, 2000. Although the General and Administrative expenses are comparable for the periods, the Company's spending has increased while it is building its infrastructure. During the first quarter of 2000, the Company incurred a $75,000 charge for legal services, which was associated with the issuance of common stock for services, a non-cash charge.

           During the Three months ended June 30, 2001, General and Administrative Expenses increased by approximately $57,000 to approximately $73,000 from approximately $16,000 for the three months ended June 30, 2000. The increase was primarily associated with approximately $38,000 more in professional fees being incurred and as well as $29,000 in compensation during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

NET LOSS:

           As a result of the aforementioned, the Company incurred a loss of approximately $414,000 ($.03 per share) and approximately $241,000 ($.02 per share) for the six and three months ended June 30, 2001, respectively, as compared to approximately $397,000 ($.04 per share) and approximately $166,000 for the six and three months ended June 30, 2000. The loss was based on the basic weighted average shares outstanding of 12,450,823 and 12,471,774 for the six and three months ended June 30, 2001, respectively, as compared to 9,522,816 and 9,838,750 for the comparable prior period.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONSOF THE PRIVATE SECURITIES REFORM ACT OF 1995

           The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability, the uncertainty as to the demand for the Internet virtual communities; increasing competition; the ability to hire, train, and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth.

PART II
Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no
            reportable events relating to this item
 .
Item 5. Other Information. There are no reportable events relating to this item
 .
Item 6. Exhibits and Reports on Form 8-K.

(A)        Not applicable.
(B)        None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  IMAGE TECHNOLOGY LABORATORIES,
                                                  INC.

Date: Aug 10, 2001                                /S/ DAVID RYON
                                                  --------------
                                                  David Ryon, CEO and President