Form 10QSB
period 2001-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2001-11-14
CIK 1110648

Image Technology Laboratories, Inc.
                          (A Development Stage Company)




                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE

Condensed Balance Sheets
    September 30, 2001 (Unaudited) and December 31, 2000                     F-2

Condensed Statements of Operations
    Nine and Three Months Ended September 30, 2001 and 2000 and Period from
    January 1, 1998 (Date of Inception) to September 30, 2001 (Unaudited)    F-3

Condensed Statement of Changes in Stockholders' Equity (Deficiency)
    Nine Months Ended September 30, 2001 and Period from January
    1, 1998 (Date of Inception) to September 30, 2001 (Unaudited)            F-4

Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2001 and 2000 and Period from
    January 1, 1998 (Date of Inception) to September 30, 2001 (Unaudited)    F-5

Notes to Condensed Financial Statements (Unaudited)                        F-6/7



                                      * * *



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                    September 30, 2001 and December 31, 2000





                                                                     September      December
                                     ASSETS                          30, 2001      31, 2000
                                    ------                        ------------   ------------
                                                                  (Unaudited)

Current assets:
    Cash and cash equivalents                                     $   338,759    $   725,105
    Other current assets                                                6,250
                                                                  -----------    -----------

            Totals                                                $   345,009    $   725,105
                                                                  ===========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                         $       280    $    20,663
    Accrued compensation payable to stockholders                                     297,945
    Notes payable to stockholders                                       5,200          5,200
                                                                  -----------    -----------
            Totals                                                      5,480        323,808
                                                                  -----------    -----------
    Accrued compensation payable to stockholders                      375,734
                                                                  -----------    -----------
            Total liabilities                                         381,214        323,808
                                                                  -----------    -----------

Stockholders' equity (deficiency):
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding            15,000         15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 11,202,112 and 10,962,862 shares issued and
        outstanding                                                   112,021        109,628
    Additional paid-in capital                                      1,553,524      1,451,404
    Common stock subscription receivable                              (10,000)       (10,000)
    Unearned compensation                                            (187,500)      (300,000)
    Deficit accumulated in the development stage                   (1,519,250)      (864,735)
                                                                  -----------    -----------
            Total stockholders' equity (deficiency)                   (36,205)       401,297
                                                                  -----------    -----------

            Totals                                                $   345,009    $   725,105
                                                                  ===========    ===========







See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
             Nine and Three Months Ended September 30, 2001 and 2000
                         and Period From January 1, 1998
                    (Date of Inception) to September 30, 2001
                                   (Unaudited)


                                      NINE MONTHS                          THREE MONTHS
                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                 2001              2000              2001              2000      CUMULATIVE
                              -----------      ------------      ------------      ------------  ----------

Revenues                        $       --      $       --      $       --      $       --      $       --

Research and development
    expenses                         484,335         493,663         164,427         193,663       1,118,133

General and administrative
    expenses                         170,180         129,538          76,129          32,743         401,117
                                ------------    ------------    ------------    ------------    ------------

Net loss                        $   (654,515)   $   (623,201)   $   (240,556)   $   (226,406)   $ (1,519,250)
                                ============    ============    ============    ============    ============

Basic net loss per share        $       (.05)   $       (.06)   $       (.02)   $       (.02)
                                ============    ============    ============    ============

Basic weighted average shares
    outstanding                   12,539,975       9,654,246      12,648,688       9,914,249
                                ============    ============    ============    ============









See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

       Condensed Statement of Changes in Stockholders' Equity (Deficiency)
                      Nine Months Ended September 30, 2001
                         and Period from January 1, 1998
                    (Date of Inception) to September 30, 2001
                                   (Unaudited)






                                                     Preferred Stock                       Common Stock
                                                     ---------------                       -------------             Additional
                                                  Number                              Number                           Paid-in
                                                    of                                  of                             Capital
                                                  Shares        Amount                Shares       Amount
                                                 ----------------------------------------------------------------------------------

Issuance of shares effective as of January
   1, 1998 to founders                                                               7,288,750    $     72,887    $    (51,637)
Net loss
                                                                                     ---------    ------------    ------------

Balance, December 31, 1998                                                           7,288,750          72,887         (51,637)
Net loss
                                                                                     ---------    ------------    ------------

Balance, December 31, 1999                                                           7,288,750          72,887         (51,637)
Issuance of preferred stock in exchange for
   services                                          1,500,000    $     15,000                                         435,000
Issuance of common stock in exchange for
   services                                                                            250,000           2,500          72,500
Sales of units of common stock and warrants
   through private placement, net of expenses,
   in February 2000                                                                    799,729           7,997         171,923
Subscription for units of common stock and
   warrants through private placement                                                   33,333             333           9,667
Sales of units of common stock and warrants
   through public offering completed in October
   2000, net of expenses                                                             2,591,050          25,911         813,951
Amortization of unearned compensation
Net loss
                                                    ----------   -------------     -----------    ------------    ------------
Balance, December 31, 2000                           1,500,000          15,000      10,962,862         109,628       1,451,404
Issuance of common stock upon exercise
   of warrants                                                                         239,250           2,393         102,120
Amortization of unearned compensation
Net loss

                                                    ----------    ------------     -----------    ------------    ------------
Balance, September 30, 2001                          1,500,000    $     15,000      11,202,112    $    112,021    $  1,553,524
                                                    ==========    ============     ===========    ============    ============


                                                                                                 Deficit
                                                                                               Accumulated
                                                               Common                             in the           Total
                                                                Stock          Unearned        Development      Stockholders'
                                                             Subscription    Compensation         Stage            Equity
                                                              Receivable                                        (Deficiency)
                                                            --------------------------------------------------------------------



Issuance of shares effective as of January
   1, 1998 to founders                                                                                          $     21,250
Net loss                                                                                        $    (18,407)        (18,407)
                                                                                                ------------     ------------
                                                                                                     (18,407)          2,843
Balance, December 31, 1998                                                                              (733)           (733)
Net loss                                                                                        ------------     ------------

Balance, December 31, 1999                                                                           (19,140)          2,110
Issuance of preferred stock in exchange for
   services                                                                     $   (450,000)
Issuance of common stock in exchange for
   services                                                                                                           75,000
Sales of units of common stock and warrants
   through private placement, net of expenses,
   in February 2000                                                                                                  179,920
Subscription for units of common stock and
   warrants through private placement                             $    (10,000)
Sales of units of common stock and warrants
   through public offering completed in October
   2000, net of expenses                                                                                              839,862
Amortization of unearned compensation                                                150,000                          150,000
Net loss                                                                                             (845,595)       (845,595)
                                                                  ------------  ------------      -----------    ------------
Balance, December 31, 2000                                             (10,000)     (300,000)        (864,735)        401,297
Issuance of common stock upon exercise                                                                                104,513
   of warrants                                                                       112,500                          112,500
Amortization of unearned compensation                                                                (654,515)       (654,515)
                                                                 ------------    ------------      -----------    ------------
Balance, September 30, 2001                                      $    (10,000)   $   (187,500)   $ (1,519,250)   $    (36,205)
                                                                 ============    ============    ============    ============



See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                         and Period from January 1, 1998
                    (Date of Inception) to September 30, 2001
                                   (Unaudited)



                                                                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                               2001            2000         CUMULATIVE
                                                           -------------    -----------     ----------

Operating activities:
    Net loss                                                $  (654,515)   $  (623,201)   $(1,519,250)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization of unearned compensation                   112,500        112,500        262,500
        Common stock issued for services                                        75,000         75,000
        Amortization of capitalized software costs                                              2,186
        Changes in operating assets and liabilities:
            Other current assets                                 (6,250)                       (6,250)
            Accounts payable and accrued expenses               (20,383)                          280
            Accrued compensation payable to stockholders         77,789        264,974        375,734
                                                            -----------    -----------    -----------
                Net cash used in operating activities          (490,859)      (170,727)      (809,800)
                                                            -----------    -----------    -----------

Investing activities - software costs capitalized                               (6,193)        (2,186)
                                                                           -----------    -----------

Financing activities:
    Proceeds from issuance of notes payable to
        stockholders                                                               100          5,200
    Proceeds from issuance of common stock                      104,513                       125,763
    Net proceeds from private placement of units
        of common stock and warrants                                           808,824      1,024,782
    Payments of deferred private placement costs                                               (5,000)
                                                            -----------    -----------    -----------
                Net cash provided by financing activities       104,513        808,924      1,150,745
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                (386,346)       632,004        338,759

Cash, beginning of period                                       725,105             24           --
                                                            -----------    -----------    -----------

Cash, end of period                                         $   338,759    $   632,028    $   338,759
                                                            ===========    ===========    ===========







See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                 In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2001, its results of operations for the nine and three months ended September 30, 2001 and 2000, changes in stockholders' equity (deficiency) for the nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 and 2000 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to September 30, 2001. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 and period from January 1, 1998 (date of inception) to December 31, 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

                 The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


Note 2 - Earnings (loss) per share:
                 The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

                 The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the nine and three months ended September 30, 2001 and 2000 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                 Since the Company had net losses for the nine and three months ended September 30, 2001, the assumed effects of the exercise of 3,000,000 options and 3,434,862 and 2,819,537 warrants outstanding at September 30, 2001 and 2000, respectively, would have been anti-dilutive.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 3 - Exercise of warrants:
                  During the nine months ended September 30, 2001, warrantholders exercised 88,250 warrants and received 88,250 shares of common stock at a price of $.50 per share or $44,125 and also exercised 151,000 warrants and received 151,000 shares of common stock at a price of $.40 per share or $60,400. As of September 30, 2001, 3,434,862 warrants are outstanding.



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

           In July of 2001, ITL registered with the FDA as a device manufacturer. The ITL software has been classified under classifications LMB and LMD. Both of these classifications have been deemed exempt by the FDA from the 510-K pre-market approval process. The ITL product can now be sold without restriction.

           In October of 2001 ITL entered into a letter of intent with Kingston Hospital, Kingston, NY, to provide ITL's system to link three out patient imaging centers, if their acquisition is completed. The proposed project will should be finalized by the second quarter of 2002.

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES:

           As of September 30, 2001, we had not generated any revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any revenues from our planned operations before the end of the fourth quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES;

           During the nine and three months ended September 30, 2001, the Company incurred research and development expenses of $484,335 and $164,427, respectively, as compared to $493,663 and $193,663 in the comparable prior periods. These expenses consisted primarily of compensation to the Company's three founders under their employment contracts. In addition, $112,500 and $37,500 of these expenses in both the nine and three month period ending September 30, 2001 and 2000, were attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge.





GENERAL AND ADMINISTRATIVE EXPENSES:

           During the Nine months ended September 30, 2001, General and Administrative Expenses was approximately $170,000 as compared to $130,000 during the nine months ended September 30, 2000. General and Administrative expenses have increased primarily attributable to costs associated with the Company building its infrastructure. In addition, during the first quarter of 2000, the Company incurred a $75,000 charge for legal services, which was associated with the issuance of common stock for services, a non-cash charge.

           During the Three months ended September 30, 2001, General and Administrative Expenses increased by approximately $41,000 to approximately $76,000 from approximately $33,000 for the three months ended September 30, 2000. The increase was primarily associated with added corporate payroll.

NET LOSS:

           As a result of the aforementioned, the Company incurred a loss of approximately $655,000 ($.05 per share) and approximately $241,000 ($.02 per share) for the nine and three months ended September 30, 2001, respectively, as compared to approximately $623,000 ($.06 per share) and approximately $226,000($.02 per share) for the nine and three months ended September 30, 2000. The loss was based on the basic weighted average shares outstanding of 12,539,975 and 12,648,688 for the nine and three months ended September 30, 2001, respectively, as compared to 9,654,246 and 9,914,249 for the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 30, 2001, we had cash and working capital of approximately $339,000 and $340,000, respectively. To date, the principal sources of capital resources have been proceeds from the issuance of shares of common stock to our founders of $21,250,the net proceeds from private placements of approximately $180,000, the net proceeds from a public offering of approximately $840,000 and proceeds of approximately $105,000 upon the exercise of warrants and the issuance of shares of common stock.

        We do not have any pending material commitments regarding capital expenditures except for amounts owed to our founders under their employment contracts. As long as the founders, continue to defer payment of a significant portion of the compensation owing to them($375,734 at September 30, 2001), the our sources of liquidity are sufficient to satisfy our needs for the next twelve months.

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