Form 10KSB
period 2001-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2002-04-15
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                       -

                                  FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                            ------------------

                       Image Technology Laboratories, Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                22-3531373
           --------                                ----------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

  167 Schwenk Drive, Kingston, New York               12401
  -------------------------------------               -----
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (845) 338-3366
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock
                           ------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The issuer's revenues for the most recent fiscal year was $21,375.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $.50 last sales price reported by NASDAQ/NMS on 4/5/02 (within last 60 days), was $1,991,981.

As of December 31, 2001, the registrant had issued and outstanding 11,272,712 shares of Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement Form SB-2/A filed are incorporated by reference in Part III of this Report.

PART I

Item 1.  Description of Business

        Image Technology Laboratories, Inc. is a development stage company that has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. Image Technology has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

        Computerized tomography, or CT scans
        Magnetic resonance imaging, or MRIs
        Ultrasound, nuclear imaging
        Digital flouroscopy

The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

         Dr. Ryon initially conceived Image Technology's picture archiving and communications, which we call ITL RIS/PACS, in 1995 for the purpose of electronically integrating all the diagnostic images and imaging modalities used at the Kingston Diagnostic Center in Kingston, New York. His goal was to implement a PACS system at the Center and then to create a wide area network to provide over-reading services in the five hospital locations in the region. When he discovered that no commercial vendor at the time had a product which could provide a solution which met all of the Center's needs, Dr. Ryon assembled a team to design a better PACS system. Dr. Ryon joined forces with Lewis Edwards, an expert in networking and image management, and Carlton Phelps, M.D., a radiologist with several years experience implementing commercial PACS. By late 1997, after more than a year of intensive research, the development team had completed the specifications for the prototype ITL RIS/PACS system and had assembled the hardware and software needed to develop the prototype at the Center. Drs. Ryon, Phelps, and Mr. Edwards decided to form a company to commercialize their novel RIS/PACS design based on market research which indicated a growing demand for RIS/PACS in general and an unmet need for a PACS such as the prototype the founders had designed. An initial command decision was made to totally integrate, from the ground floor, the ability to incorporate all Radiology information into the system. The resulting design is known as RIS/PACS.

     Image Technology installed a beta-version of the ITL RIS/PACS at the Center during 2001. In this version 2.1, the entire process of patient scheduling, registration, image acquisition, image display, and radiographic report generation was totally automated in a way yet to be demonstrated in the industry. At the heart of the system are software modules referred to as the workflow executive and the workflow router. This software determines what resources are available on the enterprise and distributes the various pieces of work appropriately. For instance, if there are five radiologists logged on to the system, the unread studies are distributed to the doctor who has the best expertise to read a particular study. The level of expertise is determined at the time of logon with a set of defined credentials. Once the study has been read, it then flows to an available stenographer for transcription. Once the report has been transcribed, it flows back to the radiologist who reported the study for proofreading. The workflow router will find that particular radiologist no matter where he/she is logged on to the system.

      Now that the system design and implementation have been completed, Image Technology plans to initiate marketing the ITL RIS/PACS to hospitals and outpatient centers beginning in the Northeast United States during the fiscal fourth quarter of 2001. The ITL RIS/PACS will be manufactured, installed and serviced by Image Technology.

Products
--------

      Image Technology's lead product is ITL RIS/PACS, a unique and proprietary version of a PACS software system. The ITL RIS/PACS features a unique and proprietary modular architecture which permits the system to be readily scaled and easily upgraded. We believe that this will allow us to provide products tailored to the size of our customers and to keep our customers at the forefront of future technological advances by enabling us to easily update existing systems. Other special features of the ITL RIS/PACS include:

         - Automation of the total workflow,

         - Integration of patient data with digital images,

         - A unique, radiologist designed user interface,

         - Quality review programs which analyze productivity and diagnostic accuracy of individual radiologists or entire Radiology centers, and

         - Use of Windows 2000 as the network operating system.

         Image Technology has also designed a proprietary display workstation that permits the simultaneous viewing of multiple diagnostic images together with relevant patient data. The display of information emulates the current film based paradigm using traditional x-ray view boxes for the display of multiple images. Research has shown that simultaneous image display improves the speed and accuracy of diagnostic interpretation. The display workstation consists of proprietary software developed by ITL and commercially available hardware. The unique feature of the display station is its ability to be able to display any number of diagnostic images on any number of display surfaces. The software stitches together any number of monitors of arbitrary resolution into one large virtual display screen.

         ITL RIS/PACS can be used to create, store, reproduce and transmit digitized images generated by any of the currently utilized diagnostic imaging modalities including x-rays, ultrasound, nuclear medicine, digital fluoroscopy, CT scans, and MRIs. Using ITL RIS/PACS that radiologists can read and interpret the digital images from any workstation that is logged on to the network. This includes remote locations connected via encrypted tunnels over the Internet. This facilitates time-critical transfer of patient information between hospital departments, such as from radiology to emergency room, as well as rapid off-site consultations by specialists at remote locations or convenient home viewing by individual radiologists. Hospitals and other health organizations can use ITL RIS/PACS to permanently replace film. ITL RIS/PACS has been designed to interface with hospital information systems so that other patient data, such as laboratory values, can be integrated with diagnostic images for increased accuracy of image interpretation.

         ITL RIS/PACS represents an alternative configuration model that has been designed to provide a unique solution to many of the disadvantages of both hyperPACS and miniPACS configurations of other companies. The architecture used in ITL RIS/PACS is built on a foundation of innovative intelligent algorithms. These algorithms reduce the network bandwidth and on-line storage requirements of the Image Technology system; the two most important factors in the cost associated with building a PACS system. Consequently, we hope that through ITL RIS/PACS we can acquire a significant share of the U.S. market for PACS. By making full use of the networking database management infrastructure of Windows 2000, Image Technology has leveraged recent advances in operating system design, software development, and networking tools to produce a product which offers greater functional capability at lower costs through scalable system architecture. Its truly modular architecture permits capability to be distributed incrementally, so a client can start with one piece of hardware, which operates as a server, viewer and archive, and then expand the system by distributing those capabilities between multiple PC's. Hardware and software can be sized exactly to client needs. This enables ITL to offer the lowest possible entry point purchase price for a PACS system. In addition, ITL RIS/PACS offers capabilities not found on even the most expensive PACS, including a unique graphical interface.

Business Strategy
-----------------

         The completed RIS/PACS solution was introduced at the Radiologic Society of North America annual meeting in November of 2001. At this time we began our regional marketing campaign within three hundred miles of our corporate headquarters. At present, we are focusing our management efforts on raising significant additional funds through a secondary offering, the proceeds of which will be used largely to hire marketing and sales staff to prepare for the nationwide product launch in late 2002. National marketing will culminate at the Radiological Society of North America meeting in December of 2002.
Product sales will be made in the form of:

         System installation,
         Software license agreements, installation service agreements, Continuing services and support agreements.

         For the next two years, Image Technology expects to remain focused on developing additional capabilities and enhancing ITL RIS/PACS, maximizing sales of this product in the United States, and providing continuing customer service and product upgrades.

Markets and Marketing Plan
--------------------------

         Recent market research by Frost & Sullivan shows that the market for RIS/PACS sales in 2001 was $151 million and will attain a market size between $500 million and $784 million annually in 2004. According to Frost & Sullivan data, the United States presently accounts for 60% of such sales. They further estimate that PACS have been installed in less than 12% of radiology centers in the U.S. although that number is expected to grow to between 28% and 40% by 2002.

         Image Technology plans to launch its ITL RIS/PACS in the northeastern United States where the reputations of its founders and the product demonstration site at the Kingston Diagnostic Center are expected to enhance interests in the product and generate sales leads. Image Technology plans to market a fourth generation medical information management system that we believe is more open, usable and scalable than any currently available product. We plan to market ITL RIS/PACS through an in-house sales force supported by product advertising and promotion at industry trade shows, including the December 2002 meeting of the Radiological Society of North America. We will offer the product at a price point which is well within the reach of even the smallest hospital or imaging facility. We believe that we can offer systems with superior price/performance characteristics because of their unique, proprietary architecture. Assuming profitable regional sales, we intend to expand our sales force to market ITL RIS/PACS throughout the United States. We plan to distribute our PACS products via three channels:


         Relationships with original equipment manufacturers,
         Partnerships, and
         Direct distribution through our sales representatives.

         There are several large companies committed to entering the PACS market, but have failed to either develop or acquire the technology needed to gain market share. We plan to identify an appropriate partner whose in-house marketing, sales and support resources can be leveraged to propel Image Technology's products into national and international markets.

         We have identified several companies whose interests are complementary with our goals. Image Technology will pursue mutually advantageous partnerships with firms which can provide access to markets, technology or service and support. We have begun discussions with Alpha Medical, Yonkers N.Y. who sells and services diagnostic imaging equipment in our regional area. This company is offering to sell and maintain ITL RIS/PACS through their network of sales and maintenance representatives in exchange for non-exclusive rights to sell Image Technology's products. We feel that such an arrangement will give Image Technology immediate access to a large customer base.

         We intend to maintain an in-house sales and marketing staff to provide direct sales locally and nationally. They will advertise the product through trade shows, print advertisements, and through our site on the Web. Image Technology will sell primarily to two target buyer groups; those who already have a PACS system in place and want a cost effective way of growing their system and small hospitals and imaging centers who want to start small and enter the PACS arena gradually.

         Image Technology will sell a license to use the ITL RIS/PACS software along with third party hardware preloaded with our proprietary software, as a package, in order to eliminate the possibility of incompatibilities. Image Technology eventually plans to sell third-party hardware components, at a profit, to customers who wish to purchase system hardware from Image Technology in conjunction with their purchase of an ITL RIS/PACS. However, we have no plan to institute hardware-only sales in conjunction with the ITL RIS/PACS product launch and do not believe that supplying the hardware needs of our software customers is necessary to the competitive success of ITL RIS/PACS. As an alternative, ITL will offer installations on a per use basis. For this form of installation, clients will be charged for each study that passes through the system, and billed on a monthly basis. This is an attractive approach for the smaller client as there is no capital outlay, and the cost is expensed.

Competition and Competitive Advantage

         Image Technology will compete with a variety of companies in the United States which are marketing or developing PACS for the medical community. A number of highly competitive, smaller companies specialize in image management software and equipment and a smaller number of larger medical and computer equipment vendors have added PACS to their product line. To date no single company has captured a predominant share of the current market for PACS. In addition, a number of large hospital radiology centers are presently developing their own PACS for internal use. This trend may reduce the market for the ITL RIS/PACS among larger institutions. It may also result in the introduction of additional competitive products in the market to the extent that such proprietary systems are being developed in collaboration with computer software and hardware vendors who may be given the opportunity to commercialize such products upon completion. Image Technology, together with all other PACS manufacturers, will also continue to compete for sales to some extent with producers of older diagnostic imaging technologies such as film-based x-rays, which remain the predominant medical imaging modalities.

         Currently, the top five vendors for RIS/PACS as identified by Frost and Sullivan are Siemens Medical, Cerner Corp., Meditech Information Technology, Inc., IDX Systems Corp., and McKesson Corp. IBM has also entered the PACS market as a pure systems integrator, selling and installing other vendors' products.

         We believe that most available RIS/PACS systems have significant drawbacks such as:

         Poor user interfaces,
         Lack of scalability, and
         Prohibitive entry point purchase prices.

         We believe that such drawbacks account in part for the fact that none of our competitors have been able to capture more than 30% of the market in recent years.

Protection of Proprietary Technology

         Our ability to market a competitive RIS/PACS product depends, in part, on our success in protecting our proprietary interest in the ITL RIS/PACS software so that competitors cannot duplicate its innovative design. The principal forms of protection available for software such as ITL RIS/PACS are copyright laws and common law trade secret protection. Image Technology has secured from its founders an assignment of all their rights and titles to the ITL RIS/PACS software developed prior to Image Technology's incorporation and therefore, believes it owns the full rights to copyright the ITL RIS/PACS software. In addition, each founder is employed under an agreement containing continuing obligations of confidentiality, non-disclosure, assignment of work-product and right-to-inventions as well as obligations of non-competition which continue for a period of two years from termination of his employment. Image Technology plans to require substantially similar obligations from all key employees hired in the future. By licensing rather than selling our software, we expect to retain maximum trade secret protection for our product technology. However, there can be no assurance that all elements of our software are sufficiently original to qualify for copyright protection or that we will be successful in preventing the unauthorized disclosure of our trade secrets. As a result, we may face competition from sales of products which are substantially similar to our own from which we will not benefit or we may not be entirely able to prevent such sales even though we may have the right to sue a person who makes unauthorized disclosure of our trade secrets.

         We plan to pursue patent protection to the limited extent that patent protection is available and advisable for any element of our products. Patent protection may be available for certain aspects of our workstation technology and for certain limited components of our software, including certain proprietary algorithms developed for use in ITL RIS/PACS.

Product Approval Process

         ITL RIS/PACS is regulated as a medical device under the Food and Drug Act administered by the FDA. The RIS/PACS solution developed by ITL has been deemed exempt from the pre-market authorization process based on recent changes in the rules. Our products have been declared substantially equivalent to already approved products, and require no further approval.

         Although Image Technology is aware that there is an international market for products such as ITL RIS/PACS, we have no present plans to market ITL RIS/PACS in other countries, largely due to limited resources. However, should we decide to market ITL RIS/PACS in other countries, we would have to comply with the laws of, and meet the applicable regulatory procedures and standards in each jurisdiction in which we sought to market our products. Approval in one jurisdiction does not assure approval in another as the various federal, state, and local regulatory authorities are independent of each other.


         A medical device and its manufacturer are subject to continuing regulatory review even after a device is approved for marketing. Later discovery of previously unknown problems with a product or manufacturer, or an increase in the incidence of previously known problems, may result in restrictions on the product and/or manufacturer. The restrictions could include withdrawal of the product from the market. See "Risk Factors" on page 10.

Manufacturing

         We do not expect to have any manufacturing operations for hardware or software. We expect to be able to produce sufficient copies of ITL RIS/PACS software for licenses using the software duplication capabilities of our beta site equipment. In the unlikely event that demand for copies of ITL RIS/PACS exceeds our capacity to produce them, we believe that we could quickly and inexpensively obtain copies from a computer service bureau in our area. Any hardware we sell will be purchased fully assembled from the original equipment manufacturer. We intend to contract with third parties for any required customization of hardware supplied to our customers.

Insurance

         Prior to product launch, we intend to obtain product liability insurance coverage for claims arising from the use of ITL RIS/PACS if this is available on reasonable terms. We risk exposure to product liability claims if the use of our products is alleged to have caused harm to a patient. The claims might be made directly by patients or by medical organizations and medical personnel who face liability for care rendered in conjunction with the use of our products. There can be no assurance that the coverage obtained will be adequate to cover claims. Product liability insurance is becoming increasingly expensive. We may have problems:

         Maintaining such insurance,

         - Obtaining additional insurance,
         - Obtaining additional insurance at a reasonable cost or
         - Obtaining additional insurance in sufficient amounts to protect against losses which individually or in the aggregate could have a material adverse effect on our business.

         Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Drs. Ryon and Mr. Edwards each in the amount of $300,000 if this can be obtained on commercially reasonable terms.

Material Contracts

         In order to complete development of the ITL RIS/PACS while minimizing capital outlays, we have leased access to a sophisticated state-of-the-art computer hardware system containing the full complement of the equipment which the ITL RIS/PACS is intended to run on. We have access to this system under the terms of a facility usage and equipment lease agreement with Rockland Radiology Group, P.C., now known as Mid Rockland Imaging Partners, or Mid Rockland.

         The agreement gives us the right to use approximately 450 square feet of office space in the Center for access to Kingston's computer system and other purposes during normal business hours for so long as the agreement remains in effect. We believe our need for office space will remain modest, even when we are fully staffed for 2002, due to the fact that most employees are expected to telecommute. Therefore we believe that we could replace our existing space in the Center quickly and inexpensively with no material impact on our business in the unlikely event of early termination of the agreement. The agreement has been approved by all the disinterested directors of Image Technology due to the potential for conflict of interest in relation to Dr. Ryon's ownership of Kingston and his obligations to use the leased equipment pursuant to the agreement.

         The Board of Directors considers the facility usage and equipment lease agreement to be on terms at least as favorable as could be obtained through arm's length bargaining with a disinterested third party.


Item 2. Description of Property

         Image Technology's principal executive office currently occupies approximately 450 square feet of leased space located at 167 Schwenk Drive, Kingston, NY 12401. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845) 338-8880.

         Image Technology believes that its current facilities will meet Image Technology's office needs until the end of 2002.

Item 3. Legal Proceedings

         We are aware of no legal proceedings against Image Technology.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Item 5. Market For Common Equity and Related Stockholder Matters

         Image Technology's Common Stock and Warrants currently trade on the Over-the-Counter Bulletin Board ("OTCBB") under the symbols "IMTL", "IMTLW" and "IMTLZ", respectively. These securities commenced trading on December 15, 2000.

         Between December 15, 2000 and April 11, 2002, Image Technology's common stock closed highest on May 11, 2001, at $0.94 and closed lowest on November 5, 2001, at $0.27. Between December 15, 2000 and April 11, 2002, the IMTLW (.40 wt.) closed at the highest on October 1, 2001, at $0.25 and closed the lowest on October 1, 2001, at $0.05. Between December 15, 2000 and April 11, 2002, the IMTLZ (.50 wt.) closed at the highest on May 14, 2001, at $0.25 and closed the lowest on September 17, 2001, at $0.05.

         As of December 31, 2001, the number of holders of record of Common Stock, Warrant IMTLW and Warrant IMTLZ was approximately 251, 44, and 220 respectively.

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

         In January 2000, Image Technology issued 500,000 shares of preferred stock to each of its three founders in conjunction with the commencement of their employment agreements. The preferred shares were valued at $.30 per share based on the price of units that the Company was offering for sale through a private placement. The aggregate fair value of the preferred shares of $450,000 will be charged to the Company's results of operations over the terms of the respective employment contracts.

         During March 2000, Image Technology completed an offering of units for a total consideration of approximately $240,000 before offering expenses of approximately $60,000. Each unit consisted of one share of common stock and one, one-year warrant to purchase one share of common stock at an exercise price of $0.40 per share, for an aggregate of 799,729 units, to a limited number of accredited investors. The sales were made in reliance upon exemptions from registration provided under Section 4(2) of the 1933 Act and Rule 506 of Regulation D. The purchasers of these units acquired these securities for their own account and not with a view to any distribution thereof to the public.

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

         In January 2002, we sold 400,000 shares of our common stock to Dr. Ryon, our President and Chief Executive Officer for $100,000 or $.25 per share.

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

Business and Summary of Significant Accounting Policies:

        Image Technology Laboratories, Inc. is a development stage company that has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. Image Technology has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

        Computerized tomography, or CT scans
        Magnetic resonance imaging, or MRIs
        Ultrasound, nuclear imaging
        Digital flouroscopy

The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

As of December 31, 2001, the Company's operations have been limited to organizational activities and have not generated any significant revenues from operations through that date. Accordingly, the Company is considered a "development stage company" for financial reporting purposes.

As of December 31, 2001, the Company has cash and cash equivalents of approximately $152,000 and working capital of approximately $109,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $1,834,000 at December 31, 2001. The Company currently has no significant sources of revenues and expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and does not expect to generate any significant revenues prior to the second quarter of the year ending December 31, 2002. Further, as of December 31, 2001, the stockholders have deferred until 2003 approximately $421,000 of compensation due them under their employment agreements.

On April 4, 2002, the Company entered into a letter of intent with a company for the purchase of one of the Company's systems at fair market value and a service agreement. The Company is anticipating to generate approximately $700,000 in annual fees under this agreement. The agreement is anticipated to close no later than May 1, 2002, unless mutually extended. In addition, the Company is currently negotiating similar agreements with other companies.

If the aforementioned contract does not close, as anticipated, the Company estimates that it will need additional financing of $200,000, either by debt or equity financing to fund its planned operations beyond its current level over the next 12 months over and above the $100,000 it received in January 2002 from the sale of 400,000 shares of common stock in a private placement. At the present time, except for the commitment of the Company's principal stockholder to fund the $200,000, the Company has no commitments for additional financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. Management believes that even if the principal stockholder funds the additional working capital of $200,000 it will enable the Company to meet its obligations and fund its operations through at least December 31, 2002.

Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition:
Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earnings process is complete and collectibility is assured, which is usually when the Company delivers the diagnostic images in digital format to the customer. During the year ended December 31, 2001 and the period from January 1, 1998 (date of inception) to December 31, 2001, the Company earned revenue of $21,375 from Kingston Diagnostic Radiology, P.C., a company wholly-owned by one of the principal stockholders.

Equipment:
Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the assets, which range from five to seven years.

Income taxes:
As of December 31, 2001, the Company had net operating loss carryforwards of approximately $1,413,000 available to reduce future Federal and state taxable income which will expire at various dates through 2021. The Company's only other material temporary difference as of that date was approximately $421,000 of accrued officers' compensation. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $734,000 related to the net operating loss carryforwards ($566,000) and future deductibility of the officers' compensation ($168,000) by an equivalent valuation allowance as of December 31, 2001.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $227,000, $7,600 and $7,200 by an equivalent valuation allowance as of December 31, 2000, 1999 and 1998, respectively and accrued officers' compensation of approximately $119,000 as of December 31, 2000. Although the Company had pre-tax losses in each period, income tax benefit is included in the accompanying statements of operations as a result of the increases in the valuation allowance of $388,000, $338,400, $400 and $7,200 in 2001, 2000, 1999 and 1998, respectively.


RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

REVENUES:

         As of December 31, 2001, we had not generated any significant revenues from operations and, accordingly, we were still in the development stage.

         We do not expect to generate any significant revenues from our planned operations prior to the second quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSES:

         During the year ended December 31, 2001 and 2000, the Company incurred research and development expenses of $635,694 and $633,798, respectively. These expenses were primarily compensation to our three founders under their employment contracts. The employment agreements require an annual compensation to our founders which aggregates $450,000 through December 31, 2002. As of December 31, 2001, the founders elected to defer approximately $421,000 of this amount. In addition, research and development expenses in each of these periods includes $150,000 of amortization of unearned compensation relative to the issuance of preferred stock to the founders.

GENERAL AND ADMINISTRATION EXPENSES:

         During the year ended December 31, 2001 , the Company incurred general and administrative expenses of $354,765 as compared to $211,797 in 2000. The increase in 2001 was primarily attributable to an increase in payroll and other overhead items. During 2001, the company added personnel to its payroll, as well as incurring additional costs as it built up its infrastructure. The increases were offset by a non-cash charge of $75,000 that was incurred during 2000 as a result of issuing shares of common stock for professional services.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had cash and cash equivalents and working capital of approximately $152,000 and $109,000, respectively. To date, the principal sources of capital resources have been proceeds from the issuance of shares of common stock to our founders of $21,250 and the net proceeds from the completed private placement of units of common stock and warrants during 2000 of approximately $180,000. Then on October 15, 2000, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering were used for working capital and general corporate purposes. During 2001, we received approximately $139,000 and $10,000, respectively, from the issuance of common stock upon the exercise of warrants and the collection of a subscription receivable. In addition, during 2002, we negotiated the sale of 400,000 shares of common stock for $100,000.





Item 7. Financial Statements

         See Item 13, Exhibits, Financial Statement Schedules, and Reports on Form 8K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

         Our executive officers and directors and their ages as of April 12, 2002 are as follows:

Name                       Age              Title
----                       ---              -----
David Ryon                 57       Director and Chairman of the Board of
                                    Directors, President, Chief Executive
                                    Officer and Principal Accounting Officer
Lewis M. Edwards           46       Director, Vice President of Research and
                                    Development, Chief Technical Officer


         All directors of Image Technology hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Image Technology's Bylaws provide for not less than one director nor more than fifteen. Currently, there are two directors of Image Technology. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Image Technology.

         DAVID RYON, MD, is a founder and principal stockholder of Image Technology and a co-developer of ITL RIS/PACS. He was appointed to the Board of Directors and appointed to serve as Image Technology's President and Chief Executive Officer in December 1997. Dr. Ryon is the founder of the Kingston Diagnostic Center in Kingston, New York. Dr. Ryon operated the Kingston Diagnostic Center as a sole proprietor from its inception in 1992 until the sale of the business to Mid Rockland in 1997. Dr. Ryon worked as a radiologist at the Kingston Hospital for five years before founding the Center. Dr. Ryon graduated as an M.D. cum laude from Albany Medical College in 1975 and served residencies in surgery and radiology at Albany Center Hospital. Among other post-graduate specialties, Dr. Ryon also trained as an Emergency Physician. Prior to becoming a physician, Dr. Ryon earned a B.S. in physics with high honors and an M.S. in engineering at the University of Rochester. He worked as an engineer at General Electric in the medical systems division after graduation where he gained experience in the patent process.


         LEWIS M. EDWARDS is a founder and principal stockholder of Image Technology and a co-developer of ITL RIS/PACS. He was appointed to the Board of Directors and elected by the Board to serve as Image Technology's Vice President of Research and Development and Chief Technical Officer in December 1997. Mr. Edwards has served as a senior technical staff member at IBM since 1993. He is currently an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies and a charter member of the Microsoft Developer Network. He has provided computer-consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a BSEE magna cum laude from Princeton University and an MSCE from Syracuse University.

         In the first quarter of 2002, Dr. Carlton T. Phelps was terminated for cause pursuant to the terms of his employment agreement as Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer of Image Technology and resigned from the Board of Directors. The terms and circumstances of Carlton Phelps' departure are currently in dispute. Dr. David Ryon has been appointed our acting principal accounting officer as of March 5, 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Registrant under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, all reports required under Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

Item 10. Executive Compensation


         The following table sets forth information for each of the Company's Fiscal years ended December 31, 2001, 2000, and 1999 concerning compensation of
(i) all individuals serving as the Company's Chief Executive Officer during the Fiscal year ended December 31, 2001 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the Fiscal year ended December 31, 2001:







                                Annual Compensation
                                --------------------

                                                                   Other      All Other
Name and Principal Position      Year    Salary ($) Bonus ($)(2) ($) Annual   Compensation ($)
---------------------------      ----    ---------  -----------  --------   ---------------


David Ryon(1)                    2001    $150,000   $150,000         0              0
Chairman, President and Chief    2000     150,000    150,000         0             (3)
         Executive Officer       1999        0         0             0              0

Carlton Phelps(1)                2001     150,000    150,000         0              0
Vice President, Chief Financial  2000     150,000    150,000         0             (3)
  Officer, Secretary, Treasurer  1999        0         0             0              0
           and Director
Lewis Edwards(1)                 2001     150,000    150,000         0              0
Vice President, Chief Technical  2000     150,000    150,000         0             (3)
           Officer and Director  1999        0         0             0              0




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

(3) See "Option Grants in Last Fiscal Year" below

Employment Agreements
---------------------


         David Ryon is engaged as President, Chief Executive Officer and Principal Accounting Officer of Image Technology and Lewis M. Edwards is engaged as Vice President and Chief Technical Officer. Each has been signed to a three year contract which provides them with the following:

o a minimum annual base salary of $150,000 payable in regular equal installments in accordance with our general payroll practices.

o an annual performance bonus at the end of each calendar year as determined in good faith by the Board based upon its annually established goals.

o participation in all retirement plans, health and other group insurance programs, stock option plans and other fringe benefit plans which we may now or hereafter in the Board of Directors' discretion make available generally to its executives or employees.

o term life insurance in the amount of $300,000, short-term and long-term disability insurance in the amount of not less than 60% of base salary, unless such insurance is not available at commercially reasonable rates.

o an automobile for business use in accordance with Image Technology's standard policy for senior executive officers.


Stock Option Plan
-----------------


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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 12, 2002, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

Security Ownership of Management

Name, Title and Address         Title of Class       Shares Beneficially Owned
of beneficial owners
-----------------------         --------------       -------------------------

                                                     Number             Percent
-------------------------------------------------------------------------------
David Ryon, M.D.                Common Stock            2,829,584       24.24%
CEO, President
and Director                    Preferred Stock           500,000       33.33%
167 Schwenk Drive
Kingston, New York
12401
-------------------------------------------------------------------------------
Carlton T. Phelps, M.D.         Common Stock            2,429,583       20.81%
167 Schwenk Drive
Kingston, New York              Preferred Stock           500,000       33.33%
12401

-------------------------------------------------------------------------------
Lewis M. Edward                 Common Stock            2,429,583       20.81%
Chief Technical Officer
and Director                    Preferred Stock           500,000       33.33%
167 Schwenk Drive
Kingston, New York
12401
-------------------------------------------------------------------------------
All officers and directors      Common Stock            7,688,750          66%
as a group                      Preferred Stock         1,500,000         100%


Item 12. Certain Relationships and Related Transactions

         Kingston Diagnostic Radiology, P.C., or Kingston, which is wholly owned by Dr. Ryon, leases the use of its equipment to Image Technology on a non-exclusive basis in exchange for a limited license to use ITL RIS/PACS at the Center and paid Image Technology a $21,375 service fee during the year ended December 31, 2001. We are party to a facility usage and equipment lease now held by Mid Rockland Imaging. Mid Rockland Imaging, the new owners of the Center have agreed to allow the use of the Center as a demonstration site. Through Dr. Ryon, Image Technology has access to Kingston's state-of-the art computer system in return for a license to use the ITL RIS/PACS software in Kingston's practice.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  The following documents are being filed as a part of this report:

Exhibits


EXHIBIT NO.       DESCRIPTION
-----------       ---------------------------------------------------
         3.1*     Certificate of Incorporation of Image Technology
         3.2 *    Certificate of Amendment to Certificate of Incorporation of Image Technology
                  dated December 23, 1999
         3.3 *    By-Laws of Image Technology
         4.1 *    Specimen certificate for common stock of Image Technology
         4.2 *    Specimen certificate for preferred stock of Image Technology
         4.3 *    Form of Private Placement Warrant
         4.4 *    Form of Investor Warrant
         4.5 *    Form of Oakes Warrant
         4.6 **   Form of Subscription Agreement

         10.1*    Image Technology 1998 Stock Option Plan
         10.2*    Stockholders Agreement dated January 16, 1998 among certain investors and Image Technology
         10.3*    Form of Registration Rights Agreement dated February 2000 among certain stockholders of Image
                  Technology and Image Technology
         10.4*    Assignment of Intellectual Property Agreement dated as of December 18, 1997 between Image Technology and David Ryon, M. D., Carlton T. Phelps, M. D. and Lewis M. Edwards.
         10.5*    Form of Facility Usage and Equipment Lease Agreement by and between Mid Rockland Imaging and Image Technology dated January 12, 1998
         10.6*    Form of Employment Agreement dated December 21, 1999 between Image Technology and David Ryon, M. D.
         10.7*    Form of Employment Agreement dated December 21, 1999 between Image Technology and Carlton T. Phelps, M. D.
         10.8*    Form of Employment Agreement dated December 21, 1999 between Image Technology and Lewis M. Edwards


*  Filed with amendment no. 1 to registration statement (No.333-336787) on June 6, 2000.

** Filed with amendment no. 2 to registration statement (No. 333-336787) on July 27, 2000.


         No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                              S I G N A T U R E S
                              -------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Image Technology Laboratories, Inc.

                              By:_/s/ DAVID RYON
                                  ------------------
                                   David Ryon
                                   Chief Executive Officer and
                                   Principal Accounting Officer


Date: April 15, 2002

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title            Date
---------                           -----            ----

/S/ DAVID RYON                    Director         April 15, 2002
--------------
David Ryon




/S/ LEWIS M. EDWARDS              Director         April 15, 2002
--------------------
Lewis M. Edwards

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         REPORT ON FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                         AND PERIOD FROM JANUARY 1, 1998
                    (DATE OF INCEPTION) TO DECEMBER 31, 2001

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)



                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                        PAGE
                                                                        ----

Report of Independent Public Accountants                                 F-2

Balance Sheet
    December 31, 2001                                                    F-3

Statements of Operations
    Years Ended December 31, 2001 and 2000 and Period From
    January 1, 1998 (Date of Inception) to December 31, 2001             F-4

Statements of Changes in Stockholders' Equity (Deficiency)
    Years Ended December 31, 2001 and 2000 and Period From
    January 1, 1998 (Date of Inception) to December 31, 2001             F-5

Statements of Cash Flows
    Years Ended December 31, 2001 and 2000 and Period From
    January 1, 1998 (Date of Inception) to December 31, 2001             F-6

Notes to Financial Statements                                          F-7/15



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders
Image Technology Laboratories, Inc.


We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 1, 1998 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2001, and its results of operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 1, 1998 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                J.H. COHN LLP


Roseland, New Jersey
February 6, 2002


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2001




                                     ASSETS
                                     ------

Current assets - cash and cash equivalents                          $   151,730

Equipment, net of accumulated depreciation of $4,598                     42,948
                                                                  -------------

       Totals                                                       $   194,678
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                          $     37,911
    Notes payable to stockholders                                         5,200
                                                                  -------------
          Total current liabilities                                      43,111

Accrued compensation payable to stockholders                            420,541
                                                                   ------------
          Total liabilities                                             463,652
                                                                   ------------

Commitments

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
       authorized; 1,500,000 shares issued and outstanding               15,000
    Common stock, par value $.01 per share; 50,000,000 shares
       authorized; 11,272,712 shares issued and outstanding             112,727
    Additional paid-in capital                                        1,587,118
    Unearned compensation                                              (150,000)
    Deficit accumulated in the development stage                     (1,833,819)
                                                                    -----------
          Total stockholders' deficiency                               (268,974)
                                                                   ------------

          Totals                                                    $   194,678
                                                                    ===========






See Notes to Financial Statements.


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                     Years Ended December 31, 2001 and 2000
                         and Period From January 1, 1998
                    (Date of Inception) to December 31, 2001


                                                        2001              2000         CUMULATIVE
                                                    ----------      ------------     ------------

Revenues - related party                            $   21,375  $       -           $      21,375
                                                    ----------       -----------    -------------

Expenses:
    Research and development                           635,694           633,798        1,269,492
    General and administrative                         354,765           211,797          585,702
                                                    ----------       -----------    -------------
       Totals                                          990,459           845,595        1,855,194
                                                    ----------       -----------    -------------

Net loss                                             $(969,084)        $(845,595)   $  (1,833,819)
                                                     =========         =========    =============

Basic net loss per share                             $    (.08)      $      (.08)
                                                     =========       ===========

Basic weighted average shares outstanding           12,589,041        10,370,047
                                                    ==========        ==========


























See Notes to Financial Statements.



                                                  Image Technology Laboratories, Inc.
                                                     (A Development Stage Company)

                                       Statement of Changes in Stockholders' Equity (Deficiency)
                                                Years Ended December 31, 2001 and 2000
                                                    and Period from January 1, 1998
                                               (Date of Inception) to December 31, 2001



                                                                                                                 DEFICIT
                                                                                                                 ACCUMU-
                                                                                                                 LATED      TOTAL
                                       PREFERRED STOCK        COMMON STOCK      ADDI-      COMMON                IN THE     STOCK-
                                       NUMBER             NUMBER                TIONAL     STOCK       UNEARNED  DEVELOP-  HOLDERS'
                                         OF                OF                  PAID-IN   SUBSCRIPTION  COMPEN-    MENT      EQUITY
                                       SHARES  AMOUNT     SHARES       AMOUNT   CAPITAL   RECEIVABLE   SATION    STAGE  (DEFICIENCY)
                                      -------- ------   ----------    ------- ---------  ------------ ---------  ------ -----------

Issuance of shares effective as of
   January 1, 1998 to founders                            7,288,750  $ 72,887$  (51,637)                                  $  21,250
Net loss                                                                                                        $ (18,407)  (18,407)
                                                        ------------ -------------------                       ----------- ---------
Balance, December 31, 1998                                7,288,750    72,887   (51,637)                          (18,407)    2,843
Net loss                                                                                                             (733)     (733)
                                                        ------------ -------- ----------                       ------------ --------

Balance, December 31, 1999                                7,288,750    72,887   (51,637)                          (19,140)    2,110

Issuance of preferred stock in
   exchange for services              1,500,000 $15,000                         435,000              $(450,000)
Issuance of common stock in exchange
   for services                                             250,000     2,500    72,500                                      75,000
Sales of units of common stock and
   warrants through private placement,
   net of expenses, in February 2000                        799,729     7,997   171,923                                     179,920
Subscription for units of common stock
   and warrants through private
   placement                                                 33,333       333     9,667  $(10,000)
Sales of units of common stock and
   warrants through public offering
     completed in October 2000, net of
     expenses                                             2,591,050    25,911   813,951                                     839,862
Amortization of unearned compensation                                                                150,000                150,000
Net loss                                                                                                         (845,595) (845,595)
                                       ---------  ------ ----------   ------- ---------   -------   --------     --------   -------

Balance, December 31, 2000             1,500,000  15,000 10,962,862   109,628 1,451,404   (10,000)  (300,000)    (864,735)  401,297
Issuance of common stock upon
   exercise of warrants                                     309,850     3,099   135,714                                     138,813
Amortization of unearned compensation                                                                150,000                150,000
Receipt of subscription receivable                                                         10,000                            10,000
Net loss                                                                                                         (969,084)(969,084)
                                       ---------  ------ ----------   ------- ---------   -------   --------     --------   -------

Balance, December 31, 2001             1,500,000 $15,000 11,272,712  $112,727$1,587,118 $ -        $(150,000) $(1,833,819)$(268,974)
                                       ========= ======= ==========   ======= ========= ========   =========   ========== =========





See Notes to Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000
                         and Period from January 1, 1998
                    (Date of Inception) to December 31, 2001




                                                                               2001             2000         CUMULATIVE
                                                                           -----------      ------------   ---------------

Operating activities:
    Net loss                                                                 $(969,084)      $  (845,595)     $(1,833,819)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Amortization of unearned compensation                                   150,000           150,000          300,000
       Amortization of capitalized software                                                        2,186            2,186
       Depreciation                                                              4,598                              4,598
       Common stock issued for services                                                           75,000           75,000
       Changes in operating assets and liabilities:
          Accounts payable and accrued expenses                                 17,248            20,663           37,911
          Accrued compensation payable to stockholders                         122,596           297,945          420,541
                                                                            ----------      ------------    -------------
              Net cash used in operating activities                           (674,642)         (299,801)        (993,583)
                                                                            ----------      ------------    -------------

Investing activities:
    Software costs capitalized                                                                                     (2,186)
    Purchase of equipment                                                      (47,546)                           (47,546)
                                                                           -----------                     --------------
              Net cash used in investing activities                            (47,546)                           (49,732)
                                                                           -----------                     --------------

Financing activities:
    Proceeds from issuance of notes payable to
       stockholders                                                                                  100            5,200
    Proceeds from issuance of common stock                                     138,813                            170,063
    Receipt of subscription receivable                                          10,000
    Net proceeds from private placement and public
       offering of units of common stock and warrants                                          1,024,782        1,024,782
    Payments of deferred private placement costs                                                                   (5,000)
                                                                            ----------       -----------     ------------
              Net cash provided by financing activities                        148,813         1,024,882        1,195,045
                                                                            ----------       -----------     ------------

Net increase (decrease) in cash and cash equivalents                          (573,375)          725,081          151,730

Cash and cash equivalents, beginning of period                                 725,105                24             -
                                                                            ----------  ----------------  ---------------

Cash and cash equivalents, end of period                                     $ 151,730       $   725,105     $    151,730
                                                                             =========       ===========     ============








See Notes to Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1 - Business:

               Image Technology Laboratories, Inc. is a development stage company that has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. Image Technology has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

               Computerized tomography, or CT scans
               Magnetic resonance imaging, or MRIs
               Ultrasound, nuclear imaging
               Digital flouroscopy

               The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

               As of December 31, 2001, the Company's operations have been limited to organizational activities and have not generated any significant revenues from operations through that date. Accordingly, the Company is considered a "development stage company" for financial reporting purposes.

               As of December 31, 2001, the Company has cash and cash equivalents of approximately $152,000 and working capital of approximately $109,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $1,834,000 at December 31, 2001. The Company currently has no significant sources of revenues and expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and does not expect to generate any significant revenues prior to the second quarter of the year ending December 31, 2002. Further, as of December 31, 2001, the stockholders have deferred until 2003 approximately $421,000 of compensation due them under their employment agreements.

               On April 4, 2002, the Company entered into a letter of intent with a company for the purchase of one of the Company's systems at fair market value and a service agreement. The Company is anticipating to generate approximately $700,000 in annual fees under this agreement. The agreement is anticipated to close no later than May 1, 2002, unless mutually extended. In addition, the Company is currently negotiating similar agreements with other companies.

               If the aforementioned contract does not close, as anticipated, the Company estimates that it will need additional financing of $200,000, either by debt or equity financing to fund its planned operations beyond its current level over the next 12 months over and above the $100,000 it received in January 2002 from the sale of 400,000 shares of common stock in a private placement. At the present time, except for the commitment of the Company's principal stockholder to fund the $200,000, the Company has no commitments for additional financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. Management believes that even if the principal stockholder funds the additional working capital of $200,000 it will enable the Company to meet its obligations and fund its operations through at least December 31, 2002.

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

               Cash equivalents:
                  Cash equivalents include all highly-liquid investments with an original maturity of three months or less when acquired.

               Revenue recognition:
                  Sales are recognized when revenue is realized or becomes realizable and has been earned. In general, revenue is recognized when the earnings process is complete and collectibility is assured, which is usually when the Company delivers the diagnostic images in digital format to the customer. During the year ended December 31, 2001 and the period from January 1, 1998 (date of inception) to December 31, 2001, the Company earned revenue of $21,375 from Kingston Diagnostic Radiology, P.C., a company wholly-owned by one of the principal stockholders.

               Concentrations of credit risk:
                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, the Company's cash and cash equivalent balances exceed the insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2001, the Company was not exposed to such risk.

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

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 2 - Summary of significant accounting policies (continued):

               Equipment:
                  Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the assets, which range from five to seven years.

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

               Net earnings (loss) per common share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the years ended December 31, 2001 and 2000 in accordance with the "two class" method of computing earnings
                  (loss) per share set forth in SFAS 128.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note           2 - Summary of significant accounting policies (concluded):

                  Net earnings (loss) per common share (concluded):
                  Since the Company had net losses in 2001 and 2000, the assumed effects of the exercise of 3,000,000 options outstanding at December 31, 2001 and 2000 and 3,364,262 and 3,674,112
                  warrants outstanding at December 31, 2001 and 2000 would have been anti-dilutive.

                  The weighted average common shares outstanding shown in the accompanying statements of operations have been retroactively adjusted for a 388.733 for 1 stock split that was effected on January 7, 2000 (see Note 5).

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


Note 3 - Equipment:

               Equipment consists of the following:

                  Equipment                                     $42,046
                  Furniture                                       5,500
                                                               --------
                      Total                                      47,546
                  Less accumulated depreciation                   4,598
                                                               --------

                      Total                                     $42,948
                                                                =======

               Depreciation expense amounted to $4,598 during the year ended December 31, 2001 and the period from January 1, 1998 (date of inception) to December 31, 2001.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 4 - Notes payable to stockholders:

                  Notes payable to stockholders with a principal balance of $5,200 at December 31, 2001 were noninterest bearing and due on demand.


Note 5 - Stockholders' equity (deficiency):

               Preferred stock:
                  As of December 31, 2001, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. No shares of preferred stock had been issued as of December 31, 1999. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

               Issuance of preferred stock to founders:
                  On January 7, 2000, the Board of Directors authorized the issuance of a total of 1,500,000 shares of preferred stock to the three founders of the Company in conjunction with the commencement of their employment agreements on January 1, 2000 (see Note 9). The preferred shares will have rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company's common stock including one vote for each share held on all matters to be voted on by the Company's stockholders.

                  Since the rights of the Company's preferred and common stockholders are substantially equivalent, the preferred shares were valued at $.30 per share based on the price of units of common stock and warrants that the Company sold through the private placement that was completed on February 4, 2000. The aggregate fair value of the preferred shares of $450,000 has been recorded as unearned compensation and reflected as a reduction of stockholders' equity, net of accumulated amortization, in the accompanying balance sheet as of December 31, 2001. The unearned compensation is being charged to the Company's operations over the terms of the respective employment agreements.

               Common stock:
                  As of December 31, 1999, the Company was also authorized to issue up to 50,000,000 shares of common stock with a par value of $.01 per share. As of that date, it had issued 18,750 shares of common stock to its founding stockholders for total cash consideration of $21,250 in January 1998.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note           5 - Stockholders' equity (deficiency) (concluded):

               Private placement of units:
                  On February 4, 2000, the Company completed a private placement of 799,729 units, at $.30 per unit, that was exempt from registration under the Securities Act of 1933 and received proceeds of $239,920 before related expenses of $60,000. Each unit was comprised of one share of common stock and one warrant. In addition, the Company issued 250,000 warrants to the broker who arranged the private placement of units. Each warrant gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires on April 15, 2002.

               Stock subscription receivable:
                  An investor subscribed to purchase 33,333 units, at $.30 per unit, for a total subscription price of $10,000. Each unit was comprised of one share of common stock and one warrant. Each warrant gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires on April 15, 2002. During 2001, the Company received the proceeds of the subscription receivable.

               Shares for services:
                  During March 2000, the Company issued 250,000 shares of common stock for the payment of legal services. The common shares and legal services were valued at a total of $75,000, or $.30 per share based on the price of units sold through the private placement that was completed on February 4, 2000.

               Initial public offering:
                  During 2000, the Company filed a registration statement with the Securities and Exchange Commission related to an initial public offering of a minimum of 1,500,000 units, on a best-efforts, all-or-none basis and an additional 1,500,000 units on a best-efforts basis. Each unit offered consists of one share of common stock and one warrant. Each warrant will give the holder the right to purchase one share of common stock at the initial exercise price of $.50 per share, expire on April 15, 2002 and be redeemable by the Company at $.05 per warrant if the closing bid price of the common stock exceeds $2.00 for ten consecutive trading days. Management intends to use the proceeds for working capital and general corporate purposes.

                  As of October 15, 2000, the date the offering closed, the Company sold 2,591,050 units at $.40 per unit from which it received proceeds of $839,862, net of related expenses of $196,558.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 6 - Income taxes:

               As of December 31, 2001, the Company had net operating loss carryforwards of approximately $1,413,000 available to reduce future Federal and state taxable income which will expire at various dates through 2021. The Company's only other material temporary difference as of that date was approximately $421,000 of accrued officers' compensation. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $734,000 related to the net operating loss carryforwards ($566,000) and future deductibility of the officers' compensation ($168,000) by an equivalent valuation allowance as of December 31, 2001.

               The Company had also offset the potential benefits from net operating loss carryforwards of approximately $227,000, $7,600 and $7,200 by an equivalent valuation allowance as of December 31, 2000, 1999 and 1998, respectively and accrued officers' compensation of approximately $119,000 as of December 31, 2000. Although the Company had pre-tax losses in each period, income tax benefit is included in the accompanying statements of operations as a result of the increases in the valuation allowance of $388,000, $338,400, $400 and $7,200 in 2001, 2000,
               1999 and 1998, respectively.


Note 7 - Fair value of financial statements:

               The Company's financial instruments at December 31, 2001 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts payable and accrued expenses, notes payable to stockholders and accrued compensation payable to stockholders. In the opinion of management, cash and cash equivalents and accounts payable and accrued expenses were carried at fair value because of its liquidity and short-term maturity. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.


Note 8 - Stock option plan:

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


Note 8 - Stock option plan (concluded):

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

               The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying statements of operations are set forth below:


                                                            2001            2000
                                                       --------------  -------------

                  Net loss - as reported              $    (969,084)   $   (845,595)
                  Net loss - pro forma                   (1,129,084)     (1,005,595)
                  Basic loss per share - as reported          $(.08)          $(.08)
                  Basic loss per share - pro forma            $(.09)          $(.10)

               The fair value of each option granted was estimated as of the date of grant using the Black-Scholes Option-Pricing-Model with the following weighted average assumptions:

                  Expected volatility                                29%
                  Risk-free interest rate                             6%
                  Expected years of option term                      10
                  Expected dividends                                  0%


Note 9 - Employment agreements:

               During December 1999, the Company entered into employment agreements with its three founders that became effective on January 1, 2000 and obligate the Company to make an aggregate payment of $150,000 in the year ending December 31, 2002.

               On May 1, 2001, the Company entered into an employment agreement with an employee that obligates the Company to make annual payments in years subsequent to 2001 as follows: $115,000 in 2002 and $38,333 in 2003.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



Note 10- Subsequent event:

               During January 2002, the Company entered into an agreement with an investor relations firm. In exchange for marketing services, the Company granted 450,000 shares of common stock and 100,000 two-year warrants with a $3.00 exercise price.

               The services will be valued at approximately $112,500 based on the fair value of the shares of common stock on the date the agreement was entered into.

               During January 2002, the Company negotiated the sale of 400,000 shares of its common stock for $100,000.



                                      * * *