Form 10QSB
period 2002-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2002-05-07
CIK 1110648

FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2002 WAS
                                   11,706,212

Item 1. Financial Statements




                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE

Condensed Balance Sheets
    March 31, 2002 (Unaudited) and December 31, 2001                     F-2

Condensed Statements of Operations
    Three Months Ended March 31, 2002 and 2001 and Period from
    January 1, 1998 (Date of Inception) to March 31, 2002 (Unaudited)    F-3

Condensed Statement of Changes in Stockholders' Equity (Deficiency)
    Three Months Ended March 31, 2002 and Period from January
    1, 1998 (Date of Inception) to March 31, 2002 (Unaudited)            F-4

Condensed Statements of Cash Flows
    Three Months Ended March 31, 2002 and 2001 and Period from
    January 1, 1998 (Date of Inception) to March 31, 2002 (Unaudited)    F-5

Notes to Condensed Financial Statements (Unaudited)                      F-6/8



                                      * * *


                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                      March 31, 2002 and December 31, 2001



                                     ASSETS
                                     ------
                                                                  March          December
                                                                 31, 2002        31, 2001
                                                               ------------    ------------
                                                                (Unaudited)

Current assets - cash and cash equivalents                      $   118,798    $   151,730

Equipment, net                                                       40,649         42,948
                                                                -----------    -----------

            Totals                                              $   159,447    $   194,678
                                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                       $    26,332    $    37,911
    Notes payable to stockholders                                     5,200          5,200
                                                                -----------    -----------
            Total current liabilities                                31,532         43,111

Accrued compensation payable to stockholders                        460,926        420,541
                                                                -----------    -----------
            Total liabilities                                       492,458        463,652
                                                                -----------    -----------

Commitment

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding          15,000         15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 11,706,212 and 11,272,712 shares issued and
        outstanding                                                 117,062        112,727
    Additional paid-in capital                                    1,698,533      1,587,118
    Unearned compensation                                           (75,000)      (150,000)
    Deficit accumulated in the development stage                 (2,088,606)    (1,833,819)
                                                                -----------    -----------
            Total stockholders' deficiency                         (333,011)      (268,974)
                                                                -----------    -----------

            Totals                                              $   159,447    $   194,678
                                                                ===========    ===========






See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                         and Period From January 1, 1998
                      (Date of Inception) to March 31, 2002
                                   (Unaudited)





                                                                              Period
                                                                               from
                                                    Three Months              January
                                                 Ended March 31,              1, 1998
                                           - ---------------------------      to March
                                                2002            2001          31, 2002
                                            ------------    ------------    ------------

Revenues - related party                    $      7,300    $       --      $     28,675
                                            ------------    ------------    ------------

Research and development expenses                178,750         151,764       1,448,242

General and administrative expenses               83,337          21,299         669,039
                                            ------------    ------------    ------------
        Totals                                   262,087         173,063       2,117,281
                                            ------------    ------------    ------------

Net loss                                    $   (254,787)   $   (173,063)   $ (2,088,606)
                                            ============    ============    ============

Basic net loss per share                    $       (.02)   $       (.01)
                                            ============    ============

Basic weighted average shares outstanding     12,987,956      12,462,973
                                            ============    ============









See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

       Condensed Statement of Changes in Stockholders' Equity (Deficiency)
                        Three Months Ended March 31, 2002
                         and Period from January 1, 1998
                      (Date of Inception) to March 31, 2002
                                   (Unaudited)

                                                      Preferred Stock                     Common Stock
                                                      ---------------                     ------------             Additional
                                                   Number of                      Number of                         Paid-In
                                                    Shares         Amount           Shares         Amount           Capital
                                                    ------         ------           ------         ------           -------

Issuance of shares effective as of
  January 1, 1998 to founders                                                        7,288,750    $     72,887    $    (51,637)
Net loss
                                                 -----------------------------------------------------------------------------
Balance, December 31, 1998                                                           7,288,750          72,887         (51,637)
Net loss
                                                 -----------------------------------------------------------------------------

Balance, December 31, 1999                                                           7,288,750          72,887         (51,637)

Issuance of preferred stock in exchange for
   services                                          1,500,000    $     15,000                                         435,000
Issuance of common stock in exchange for
   services                                                                            250,000           2,500          72,500
Sales of units of common stock and warrants
   through private placement, net of expenses,
   in February 2000                                                                    799,729           7,997         171,923
Subscription for units of common stock and
   warrants through private placement                                                   33,333             333           9,667
Sales of units of common stock and warrants
   through public offering completed in October
   2000, net of expenses                                                             2,591,050          25,911         813,951
Amortization of unearned compensation
Net loss
                                                 -----------------------------------------------------------------------------

Balance, December 31, 2000                           1,500,000          15,000      10,962,862         109,628       1,451,404
Issuance of common stock upon exercise
   of warrants                                                                         309,850           3,099         135,714
Amortization of unearned compensation
Receipt of subscription receivable
Net loss


Balance, December 31, 2001                           1,500,000    $     15,000      11,272,712    $    112,727    $  1,587,118
                                                 -----------------------------------------------------------------------------

Sales of shares of common stock through
   private placement                                                                   400,000    $      4,000    $     96,000

Issuance of common stock upon exercise
   of warrants                                                                          33,500             335          15,415

Amortization of unearned compensation

Net loss

                                                  ----------------------------------------------------------------------------
Balance, March 31, 2002                              1,500,000    $     15,000      11,706,212    $    117,062    $  1,698,533
                                                  ============    ============    ============    ============    ============





                                                                                   Deficit
                                                    Common                       Accumulated       Total
                                                     Stock        Unearned         in the        Stockholders'
                                                 Subscription    Compensation    Development       Equity
                                                   Receivable                      Stage         (Deficiency)
                                                 ------------    ------------   -------------    -----------



Issuance of shares effective as of
  January 1, 1998 to founders                                                                     $     21,250
Net loss                                                                          $    (18,407)        (18,407)
                                                             -------------------------------------------------
Balance, December 31, 1998                                                             (18,407)          2,843
Net loss                                                                                  (733)           (733)
                                                             -------------------------------------------------
Balance, December 31, 1999                                                             (19,140)          2,110

Issuance of preferred stock in exchange for
   services                                                       $   (450,000)
Issuance of common stock in exchange for
   services                                                                                             75,000
Sales of units of common stock and warrants
   through private placement, net of expenses,
   in February 2000                                                                                    179,920
Subscription for units of common stock and
   warrants through private placement             $    (10,000)
Sales of units of common stock and warrants
   through public offering completed in October
   2000, net of expenses                                                                               839,862
Amortization of unearned compensation                                  150,000                         150,000
Net loss                                                                              (845,595)       (845,595)
                                                 -------------------------------------------------------------

Balance, December 31, 2000                             (10,000)       (300,000)       (864,735)        401,297
Issuance of common stock upon exercise
   of warrants                                                                                         138,813
Amortization of unearned compensation                                  150,000                         150,000
Receipt of subscription receivable                      10,000                                          10,000
Net loss                                                                              (969,084)       (969,084)
                                                 -------------------------------------------------------------
Balance, December 31, 2001                        $       --      $   (150,000)   $ (1,833,819)   $   (268,974)


Sales of shares of common stock through
   private placement                                                                              $    100,000

Issuance of common stock upon exercise
   of warrants                                                                                          15,750

Amortization of unearned compensation                             $     75,000                          75,000

Net loss                                                                          $   (254,787)       (254,787)
                                                 -------------------------------------------------------------

Balance, March 31, 2002                           $       --      $    (75,000)   $ (2,088,606)   $   (333,011)
                                                  ============    ============    ============    ============


See Notes to Condensed Financial Statements.




                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                         and Period from January 1, 1998
                      (Date of Inception) to March 31, 2002
                                   (Unaudited)


                                                                                             Period
                                                                                              from
                                                                 Three Months                January
                                                                Ended March 31,              1, 1998
                                                            ----------------------------    to March
                                                                2002            2001        31, 2002
                                                            -------------   ------------  -------------

Operating activities:
    Net loss                                                $  (254,787)   $  (173,063)   $(2,088,606)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Amortization of unearned compensation                    75,000         37,500        375,000
        Depreciation                                              2,299                         6,897
        Common stock issued for services                                                       75,000
        Amortization of capitalized software costs                                              2,186
        Changes in operating assets and liabilities:
            Accounts payable and accrued expenses               (11,579)       (11,998)        26,332
            Accrued compensation payable to stockholders         40,385         28,490        460,926
                                                            -----------    -----------    -----------
                Net cash used in operating activities          (148,682)      (119,071)    (1,142,265)
                                                            -----------    -----------    -----------

Investing activities:
    Software costs capitalized                                                                 (2,186)
    Purchase of equipment                                                                     (47,546)
                                                                                          -----------
                Net cash used in investing activities                                         (49,732)
                                                                                          -----------

Financing activities:
    Proceeds from issuance of notes payable to
        stockholders                                                                            5,200
    Proceeds from issuance of common stock                       15,750            625        185,813
    Net proceeds from private placements and public
        offering of units of common stock and warrants          100,000                     1,124,782
    Payments of deferred private placement costs                                               (5,000)
                                                            -----------    -----------    -----------
                Net cash provided by financing activities       115,750            625      1,310,795
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents            (32,932)      (118,446)       118,798

Cash and cash equivalents, beginning of period                  151,730        725,105           --
                                                            -----------    -----------    -----------

Cash and cash equivalents, end of period                    $   118,798    $   606,659    $   118,798
                                                            ===========    ===========    ===========



See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1 - Unaudited interim financial statements:
                 In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001, changes in stockholders' equity (deficiency) for the three months ended March 31, 2002 and the related cumulative amounts for the period from January 1, 1998 (date of inception) to March 31, 2002. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 and period from January 1, 1998 (date of inception) to December 31, 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

                 The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

                 As of March 31, 2002, the Company has cash and cash equivalents of approximately $119,000 and working capital of approximately $87,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $2,089,000 at March 31, 2002. The Company currently has no significant sources of revenues and expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and does not expect to generate any significant revenues prior to the second quarter of the year ending December 31, 2002. Further, as of March 31, 2002, the stockholders have deferred approximately $461,000 of compensation due them under until 2003 their employment agreements.

                 On April 4, 2002, the Company entered into a letter of intent with a company for the purchase of one of the Company's systems at fair market value and a service agreement. The Company is anticipating generating approximately $700,000 in annual fees under this agreement. The agreements are currently at the contract stage and closing is anticipated to occur as soon as administratively feasible. In addition, the Company is currently negotiating similar agreements with other companies.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1 - Unaudited interim financial statements (concluded):
                 If the aforementioned contract does not close, as anticipated, the Company estimates that it will need additional financing of $200,000, either by debt or equity, to fund its planned operations beyond its current level over the next 12 months. At the present time, except for the commitment of the Company's principal stockholder to fund the $200,000, the Company has no commitments for additional financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. Management believes that even if the aforementioned contract does not close, the funding by the principal stockholder of $200,000 will enable the Company to meet its obligations and fund its operations through at least March 31, 2003.


Note 2 - Earnings (loss) per share:
                 The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

                 The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2002 and 2001 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                 Since the Company had a loss for the three months ended March 31, 2002, the assumed effects of the exercise of 3,000,000 options and 3,330,762 and 3,672,862 warrants outstanding at March 31, 2002 and 2001, respectively, would have been anti-dilutive.


Note 3 - Exercise of warrants:
                  During the three months ended March 31, 2002, warrantholders redeemed 23,500 warrants and received 23,500 shares of common stock at a redemption price of $.50 per share or $11,750 and also exercised 10,000 warrants and received 10,000 shares of common stock at a price of $.40 per share or $4,000. As of March 31, 2002, 3,330,762 warrants are outstanding.


Note 4 - Private placement of shares:
                  During January 2002, the Company completed a private placement of 400,000 shares of common stock to its principal stockholder at $.25 per share, the approximate fair value, and received proceeds of $100,000.

                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 5 - Commitment:
                 During January 2002, the Company entered into an agreement with an investor relations firm. In exchange for marketing services, the Company granted 450,000 shares of common stock and 100,000 two-year warrants with a $3.00 exercise price.

                 The services will be valued at approximately $112,500 based on the fair value of the shares of common stock on the date the agreement was entered into. The services will commence upon issuance of the shares of common stock, which are currently in the process of being registered.

                                      * * *

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


OVERVIEW

           The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, liquidity, and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc's unaudited condensed financial statements and related notes which are included elsewhere in this filing.

           Image Technology Laboratories, Inc. is a development stage company that has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. Image Technology has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:
           Computerized tomography, or CT scans
           Magnetic resonance imaging, or MRIs
           Ultrasound, nuclear imaging
           Digital fluoroscopy

           The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including DICOM and HL-7 standards.

           As of March 31, 2002, the Company's operations have been limited to organizational activities and have not generated any significant revenues from operations through that date. Accordingly, the Company is considered as a "development stage company" for financial reporting purposes.

           As of March 31, 2002, the Company has cash and cash equivalents of approximately $119,000 and working capital of approximately $87,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $2,089,000 at March 31, 2002. The Company currently has no significant sources of revenues and expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and does not expect to generate any significant revenues prior to the second quarter of the year ending December 31, 2002. Further, as of March 31, 2002, the stockholders have deferred until 2003 approximately $461,000 of compensation due them under their employment agreements.

           On April 4, 2002, the Company entered into a letter of intent with a company for the purchase of one of the Company's systems at fair market value and a service agreement. The Company is anticipating to generate approximately $700,000 in annual fees under this agreement. The agreements are currently at the contract stage and closing is anticipated to occur as soon as administratively feasible. In addition, the Company is currently negotiating similar agreements with other companies.

           If the aforementioned contract does not close, as anticipated, the Company estimates that it will need additional financing of $200,000, either by debt or equity financing to fund its planned operations beyond its current level over the next 12 months. At the present time, except for the commitment of the Company's principal stockholder to fund the $200,000, the Company has no commitments for additional financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. Management believes that even if the principal stockholder funds the additional working capital of $200,000 it will enable the Company to meet its obligations and fund its operations through at least March 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES:

           As of March 31, 2002, we had not generated any significant revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any significant revenue from our planned operations prior to the second quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSES:

           During the three months ended March 31, 2002, the Company incurred research and development expenses of $178,750, as compared with $151,764 in the comparable prior period. These expenses consisted primarily of compensation to the Company's three founders under their employment contracts. In addition, $75,000 and $37,500 of these expenses during the three months period ended
March 31, 2002 and 2001 were attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. During the three months ended March 31, 2002, one of our founders was terminated for cause for breach of his employment agreement; therefore, we accelerated the remaining unamortized compensation ($37,500) associated with the issuance of the Preferred Stock to that founder.

GENERAL AND ADMINISTRATION EXPENSES:

           During the three months ended March 31, 2002, the Company incurred general and administrative expenses of $83,337 as compared to $21,299 in the comparable prior period. The increase was primarily attributable to an increase in payroll and other overhead items as well as incurring additional costs as it built up its infrastructure.



NET LOSS:

           As a result of the aforementioned, the Company incurred a loss of approximately $255,000 ($.02 per share) for the three months ended March 31, 2002, as compared to approximately $173,000 ($.01 per share) for the three months ended March 31, 2001.The loss was based on the basic weighted average shares outstanding of 12,987,956 and 12,462,973 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

           As of March 31, 2002, we had cash and working capital of approximately $119,000 and $87,000, respectively. To date, the principal sources of capital resources have been proceeds from issuance of shares of common stock to our founders of $21,250, the net proceeds from private placements of units of common stock and warrants during 2000 of approximately $180,000. Then on October 15, 2002, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering were used for working capital and general corporate purposes. To date, we received approximately $165,000 upon the exercise of warrants and the issuance of shares of common stock. In addition, in January 2002, we sold 400,000 shares of our common stock to one of our principal stockholders for $100,000 or $.25 per share, which approximates fair value.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES ACT OF 1935

           The Statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability, the uncertainty as to the demand for the Internet virtual communities; increasing competition; the ability to hire, train, and retrain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth.

PART II
Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this item
..
Item 5. Other Information. There are no reportable events relating to this item
..
Item 6. Exhibits and Reports on Form 8-K.

(A)     Not applicable.
(B)     None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  IMAGE TECHNOLOGY LABORATORIES,
                                                  INC.

Date: May 7, 2002                                /S/ DAVID RYON
                                                  --------------
                                                  David Ryon, CEO, President and
                                                  Principal Accounting Officer