Form 10QSB/A
period 2002-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2002-06-07
CIK 1110648

AMENDMENT NO. 1

                                       TO

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

PART II
Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

        During January 2002, Image Technology issued 400,000 shares of common stock to Kingston Diagnostic Radiology, P.C. pension fund, the sole beneficiary of which is Dr. Ryon, our President, Chief Executive Officer and Principal Accounting and Financial Officer.

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


                                                  IMAGE TECHNOLOGY LABORATORIES,
                                                  INC.

Date: June 6, 2002                                /S/ DAVID RYON
                                                  --------------
                                                  David Ryon, CEO, President and
                                                  Principal Financial and
                                                  Accounting Officer