Form 10QSB
period 2002-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2002-08-14
CIK 1110648

FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2002 WAS
                                   12,157,462

Item 1. Financial Statements




                       Image Technology Laboratories, Inc.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE

Condensed Balance Sheets
    June 30, 2002 (Unaudited) and December 31, 2001                     F-2

Condensed Statements of Operations
    Six and Three Months Ended June 30, 2002 and 2001 (Unaudited)       F-3

Condensed Statement of Changes in Stockholders' Deficiency
    Six Months Ended June 31, 2002 (Unaudited)                          F-4

Condensed Statements of Cash Flows
    Six Months Ended June 30, 2002 and 2001 (Unaudited)                 F-5

Notes to Condensed Financial Statements (Unaudited)                      F-6/8



                                      * * *


                      Image Technology Laboratories, Inc.

                            Condensed Balance Sheets
                      June 30, 2002 and December 31, 2001


                                                                                  June       December
                                ASSETS                                           30, 2002    31, 2001
                                ------                                           --------    --------
                                                                              (Unaudited)

Current assets - cash and cash equivalents                                   $    34,922    $   151,730

Equipment, net                                                                    38,350         42,948
                                                                             -----------    -----------
                        Totals                                               $    73,272    $   194,678
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
        Accounts payable and accrued expenses                                $    41,415    $    37,911
        Notes payable to stockholders                                              5,200          5,200
                                                                             -----------    -----------
                        Total current liabilities                                 46,615         43,111

Accrued compensation payable to stockholders                                     491,695        420,541
                                                                             -----------    -----------
                        Total liabilities                                        538,310        463,652
                                                                             -----------    -----------
Commitment

Stockholders' deficiency:
        Preferred stock, par value $.01 per share; 5,000,000 shares
                authorized; 1,500,000 shares issued and outstanding               15,000         15,000
        Common stock, par value $.01 per share; 50,000,000 shares
                authorized; 12,157,462 and 11,272,712 shares issued and
                outstanding                                                      121,575        112,727
        Additional paid-in capital                                             1,807,145      1,587,118
        Unearned compensation                                                    (50,000)      (150,000)
        Unearned marketing expense                                              (112,500)
        Accumulated deficit                                                   (2,246,258)    (1,833,819)
                                                                             -----------    -----------
                        Total stockholders' deficiency                          (465,038)      (268,974)
                                                                             -----------    -----------

                        Totals                                               $    73,272    $   194,678
                                                                             ===========    ===========







                  See Notes to Condensed Financial Statements.



                      Image Technology Laboratories, Inc.

                       Condensed Statements of Operations
               Six and Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)




                                               Six Months                   Three Months
                                              Ended June 30,                Ended June 30,
                                           2002           2001            2002            2001

Revenues                              $     76,550    $       --      $     69,250    $       --
                                      ------------    ------------    ------------    ------------
Research and development expenses          278,750         319,908         100,000         168,144

Selling expenses                            12,761                          12,761

General and administrative expenses        197,478          94,051         113,140          72,752
                                      ------------    ------------    ------------    ------------
                Totals                     488,989         413,959         225,901         240,896
                                      ------------    ------------    ------------    ------------

Net loss                              $   (412,439)   $   (413,959)   $   (156,651)   $   (240,896)
                                      ============    ============    ============    ============

Basic net loss per share              $       (.03)   $       (.03)   $       (.01)   $       (.02)
                                      ============    ============    ============    ============

Basic weighted average shares
        outstanding                     13,161,588      12,450,823      13,207,266      12,471,774
                                      ============    ============    ============    ============







                  See Notes to Condensed Financial Statements.






                       Image Technology Laboratories, Inc.

           Condensed Statement of Changes in Stockholders' Deficiency
                         Six Months Ended June 30, 2002
                                   (Unaudited)

                                           Preferred Stock                   Common Stock
                                         ---------------                     ------------       Additional
                                      Number of                    Number of                    Paid-In       Unearned
                                       Shares         Amount         Shares         Amount      Capital     Compensation
                                       ------         ------         ------         ------      -------     ------------

Balance, January 1, 2002              1,500,000    $    15,000    11,272,712   $   112,727    $ 1,587,118   $  (150,000)

Sales of shares of common stock
        through private placement                                    400,000         4,000         96,000

Issuance of common stock upon
        exercise of warrants                                          34,750           348         16,027

Issuance of common stock for
        services to be rendered                                      450,000         4,500        108,000

Amortization of unearned com-
        pensation                                                                                               100,000

Net loss
                                      ---------    -----------    ----------   -----------    ----------    -----------

Balance, June 30, 2002                1,500,000    $    15,000    12,157,462   $   121,575    $ 1,807,145   $   (50,000)
                                      =========    ===========    ==========   ===========    ===========   ===========








                                                     Unearned                         Total
                                                     Maketing       Accumulated   Stockholders'
                                                     Expense         Deficit        Deficiency
                                                    ------------   -------------    -----------

Balance, January 1, 2002                                           $(1,833,819)   $  (268,974)

Sales of shares of common stock
        through private placement                                                     100,000

Issuance of common stock upon
        exercise of warrants                                                           16,375

Issuance of common stock for
        services to be rendered                      $(112,500)

Amortization of unearned com-
        pensation                                                                    100,000

Net loss

                                                                     (412,439)      (412,439)
                                                     ----------   -----------     ----------
Balance, June 30, 2002                               $ (112,500)  $(2,246,258)    $ (465,038)
                                                     ==========   ===========     ==========













                  See Notes to Condensed Financial Statements.




                      Image Technology Laboratories, Inc.

                       Condensed Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)




                                                                         2002            2001
                                                                         ----            ----

Operating activities:
        Net loss                                                        $(412,439)   $(413,959)
        Adjustments to reconcile net loss to net cash
                used in operating activities:
                Amortization of unearned compensation                     100,000       75,000
                Depreciation                                                4,598
                Changes in operating assets and liabilities:
                        Accrued compensation payable to stockholders       71,154       43,173
                        Accounts payable and accrued expenses               3,504      (13,752)
                                                                        ---------    ---------
                            Net cash used in operating activities        (233,183)    (309,538)
                                                                        ---------    ---------
Financing activities:
        Proceeds from exercise of stock options                            16,375       50,976
        Proceeds from private placement of common stock                   100,000
                                                                        ---------    ---------
                            Net cash provided by financing activities     116,375       50,976
                                                                        ---------    ---------
Net decrease in cash                                                     (116,808)    (258,562)

Cash, beginning of period                                                 151,730      725,105
                                                                        ---------    ---------
Cash, end of period                                                     $  34,922    $ 466,543
                                                                        =========    =========









                  See Notes to Condensed Financial Statements.

                      Image Technology Laboratories, Inc.

                    Notes to Condensed Financial Statements
                                  (Unaudited)


NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2002, its results of operations for the six and three months ended June 30, 2002 and 2001, changes in stockholders' deficiency for the six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002 and 2001. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 and period from January 1, 1998 (date of inception) to December 31, 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

The Company was a development stage company from January 1, 1998 (date of inception) through April 2002, at which time its software was available for sale. During the six and three months ended June 30, 2002, the Company derived service revenue of $20,300 and $7,300, respectively, from a company owned by its principal stockholder.

As of June 30, 2002, the Company has cash and cash equivalents of approximately $35,000 and a working capital deficiency of approximately $12,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $2,246,000 at June 30, 2002. The Company currently expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and has just begun to generate revenues. Further, as of June 30, 2002, the stockholders have deferred approximately $492,000 of compensation due them under their employment agreements until 2003.

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

                      Image Technology Laboratories, Inc.

                    Notes to Condensed Financial Statements
                                  (Unaudited)



NOTE 1 - UNAUDITED INTERIM FINANCIAL STATEMENTS (CONCLUDED):

If the aforementioned contract does not close as anticipated, the Company estimates that it will need additional financing of $200,000, either by debt or equity, to fund its planned operations beyond its current level over the next 12 months. At the present time, except for the commitment of the Company's principal stockholder to fund the $200,000, the Company has no commitments for additional financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. Management believes that even if the aforementioned contract does not close, the funding by the principal stockholder of $200,000 will enable the Company to meet its obligations and fund its operations through at least June 30, 2003.


NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the six and three months ended June 30, 2002 and 2001 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

Since the Company had net losses for the six and three months ended June 30, 2002, the assumed effects of the exercise of 3,000,000 options and 3,429,512 and 3,561,362 warrants outstanding at June 30, 2002 and 2001, respectively, would have been anti-dilutive.


NOTE 3 - EXERCISE OF WARRANTS:

During the six months ended June 30, 2002, warrantholders redeemed 24,750 warrants and received 24,750 shares of common stock at a redemption price of $.50 per share or $12,375 and also exercised 10,000 warrants and received 10,000 shares of common stock at a price of $.40 per share or $4,000. As of June 30, 2002, 3,329,512 warrants are outstanding.


NOTE 4 - PRIVATE PLACEMENT OF SHARES:

During January 2002, the Company completed a private placement of 400,000 shares of common stock to its principal stockholder at $.25 per share, the approximate fair value, and received proceeds of $100,000.

                      Image Technology Laboratories, Inc.

                    Notes to Condensed Financial Statements
                                  (Unaudited)



NOTE 5 - ISSUANCE OF COMMON STOCK FOR SERVICES:

During January 2002, the Company entered into an agreement with an investor relations firm. In exchange for marketing services, the Company granted 450,000 shares of common stock and 100,000 two-year warrants with a $3.00 exercise price.

The services which are to be provided over a six month period were valued at approximately $112,500 based on the fair value of the shares of common stock on the date the agreement was entered into. The services will commence upon issuance of the shares of common stock.

During June 2002, the Company issued these shares to the investor relation firm, which will commence its marketing services during July 2002. The aforementioned transaction is a noncash activity and, as such, is not reflected in the Company's condensed statement of cash flows for the six months ended June 30, 2002.



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

Image Technology Laboratories, Inc. has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. Image Technology has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:
Computerized tomography, or CT scans Magnetic resonance imaging, or MRIs Ultrasound, nuclear imaging Digital fluoroscopy The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including DICOM and HL-7 standards. As of June 30, 2002, the Company has cash and cash equivalents of approximately $35,000 and working capital of approximately $12,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $2,246,000 at June 30, 2002. The company currently expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and has just begun to generate revenues. Further, as of June 30, 2002, the founding stockholders have deferred until 2003 approximately $492,000 of compensation due them under their employment agreements.

On April 4, 2002, the Company entered into a letter of intent with a company for the purchase of one of the Company's systems at fair market value and a service agreement. The Company is anticipating to generate approximately $700,000 in annual fees under this agreement. The agreements are currently at the contract stage and closing is anticipated to occur as soon as administratively feasible. In addition, the Company is currently negotiating similar agreements with other companies. If the aforementioned contract does not close, as anticipated, the Company estimates that it will need additional financing of $200,000, either by debt or equity financing to fund its planned operations beyond its current level over the next 12 months. At the present time, except for the commitment of the Company's principal stockholder to fund the $200,000, the Company has no commitments for additional financing and there can be no assurance that such financing will be available on satisfactory terms, if at all. Management believes that if the principal stockholder funds the additional working capital of $200,000 it will enable the Company to meet its obligations and fund its operations through at least June 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED June 30, 2002 COMPARED TO THE SIX MONTHS ENDED June 30, 2001

REVENUES:

The Company was a development stage company from January 1, 1998 (date of inception) through April 2002, at which time its software was available for sale. During the six and three moths ended June 30,2002, the Company derived service revenue of $76,550 and $69,250, respectfully, of which $20,300 and $7,300 was derived from a company owned by its principal stockholder.

As of March 31, 2002, we had not generated any significant revenues from operations and, accordingly, we were still in the development stage. We do not expect to generate any significant revenue from our planned operations prior to the second quarter of 2002.

RESEARCH AND DEVELOPMENT EXPENSES:

During the six months ended June 30, 2002, the Company incurred research and development expenses of $278,750 and $100,000, respectively, as compared with $319,908 and $168,144 in the comparable prior periods. These expenses consisted primarily of compensation to the Company's three founders under their employment contracts. In addition, $100,000, $25,000, $75,000 and $37,500 of these expenses during the six months period ended June 30, 2002 and 2001, respectfully, were attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. During the first quarter 2002, one of our founders was terminated for cause for breach of his employment agreement; therefore, we accelerated the remaining unamortized compensation ($37,500) associated with the issuance of the Preferred Stock to that founder. Also, as a result of this, our research and development costs should be reduced in the future.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the six and three months ended June 30, 2002, the Company incurred general and administrative expenses of $197,478 and $$113,140, respectfully, as compared to $94,051 and $72,752 in the comparable prior periods. The increase was primarily attributable to an increase in payroll and other overhead items as well as incurring additional costs as it built up its infrastructure.

SELLING EXPENSE:

During the second quarter of 2002, the Company began to incur marketing expenses ($12,761) as it introduced its product for sale.

NET LOSS:

As a result of the aforementioned, the Company incurred a loss of approximately $412,000 ($.03 per share) and $157,000 ($.01 per share) for the six and three months ended June 30,2002, as compared to the approximately$414,000 ($.03 per share) and $241,000 ($.02 per share) for the six and three months ended June 30,2002.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2002, we had cash and a working capital deficiency of approximately $35,000 and $12,000, respectively. To date, the principal sources of capital resources have been proceeds from issuance of shares of common stock to our founders of $21,250, the net proceeds from private placements of units of common stock and warrants during 2000 of approximately $180,000. Then on October 15, 2002, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering were used for working capital and general corporate purposes. To date, we received approximately $166,000 upon the exercise of warrants and the issuance of shares of common stock. In addition, in January 2002, we sold 400,000 shares of our common stock to one of our principal stockholders for $100,000 or $.25 per share, which approximates fair value.

During January 2002, the Company entered into an agreement with an investor relations firm. In exchange for marketing services, the Company granted 450,000 shares of common stock and 100,000 two-year warrants with a $3.00 exercise price. The services which are to be provided over a six month period were valued at approximately $112,500 based on the fair market value of the shares of common stock on the date the agreement was entered into. The services will commence upon issuance of shares of common stock. During June 2002 the Company issued these shares to the investor relations firm, who will commence its marketing services during July 2002.

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