Form 10QSB
period 2002-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2002-11-14
CIK 1110648

FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                  603 ENTERPRISE DR., KINGSTON, NEW YORK 12401
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2002 WAS
                                   12,232,462

                       Image Technology Laboratories, Inc.




                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Condensed Balance Sheet
    September 30, 2002 (Unaudited)                                         F-2

Condensed Statements of Operations
    Nine and Three Months Ended September 30, 2002 and 2001 (Unaudited)    F-3

Condensed Statement of Changes in Stockholders' Deficiency
    Nine Months Ended September 30, 2002 (Unaudited)                       F-4

Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2002 and 2001 (Unaudited)              F-5

Notes to Condensed Financial Statements (Unaudited)                        F-6/8



                                      * * *



                       Image Technology Laboratories, Inc.

                             Condensed Balance Sheet
                               September 30, 2002
                                   (Unaudited)




                                     ASSETS

Current assets - cash and cash equivalents                          $   191,680

Equipment, net                                                           36,052
                                                                    -----------

            Total                                                   $   227,732
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses                           $    55,687
    Notes payable to stockholders                                         5,200
                                                                    -----------
            Total current liabilities                                    60,887

Deferred revenues                                                       128,333
Accrued compensation payable to stockholders                            530,080
                                                                    -----------
            Total liabilities                                           719,300
                                                                    -----------

Commitments

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 12,232,462 shares issued and outstanding            122,325
    Additional paid-in capital                                        1,827,395
    Unearned compensation                                               (25,000)
    Unearned marketing expense                                          (56,250)
    Accumulated deficit                                              (2,375,038)
                                                                    -----------
            Total stockholders' deficiency                             (491,568)
                                                                    -----------

            Total                                                   $   227,732
                                                                    ===========








See Notes to Condensed Financial Statements.


                       Image Technology Laboratories, Inc.

                       Condensed Statements of Operations
             Nine and Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)




                                          NINE MONTHS                  THREE MONTHS
                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                 ----------------------------    ----------------------------
                                     2002            2001            2002           2001
                                 ------------    ------------    ------------    ------------

Revenues:
    Service income               $    207,800                    $    131,250
    Software license fees              11,667                          11,667
                                 ------------                    ------------
        Totals                        219,467                         142,917
                                 ------------                    ------------

Costs and expenses:
    Research and development          378,750    $    484,335         100,000    $    164,427
    Sales and marketing                65,626                          52,865
    General and administrative        316,310         170,180         118,832          76,129
                                 ------------    ------------    ------------    ------------
        Totals                        760,686         654,515         271,697         240,556
                                 ------------    ------------    ------------    ------------

Net loss                         $   (541,219)   $   (654,515)   $   (128,780)   $   (240,556)
                                 ============    ============    ============    ============


Basic net loss per share         $       (.04)   $       (.05)   $       (.01)   $       (.02)
                                 ============    ============    ============    ============


Basic weighted average shares
    outstanding                    13,287,998      12,539,975      13,669,962      12,648,688
                                 ============    ============    ============    ============












See Notes to Condensed Financial Statements.





                       Image Technology Laboratories, Inc.

           Condensed Statement of Changes in Stockholders' Deficiency
                      Nine Months Ended September 30, 2002
                                   (Unaudited)






                             PREFERRED STOCK         COMMON STOCK          ADDI-                                            TOTAL
                            NUMBER                NUMBER                  TIONAL    UNEARNED   UNEARNED       ACCUMU-       STOCK-
                              OF                    OF                   PAID-IN    COMPEN-    MARKETING       LATED       HOLDERS'
                            SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     SATION     EXPENSE        DEFICIT   DEFICIENCY
                            ------     ------     ------      ------     -------     ------     -------        -------   ----------
Balance, January 1, 2002   1,500,000  $  15,000  11,272,712 $ 112,727   $1,587,118  $(150,000)               $(1,833,819) $(268,974)

Sales of shares of
  common stock
  through private
  placement                                         475,000     4,750      116,250                                          121,000

Issuance of common
  stock upon
  exercise of
  warrants                                           34,750       348       16,027                                           16,375

Issuance of common
  stock for services
  to be rendered                                    450,000     4,500      108,000                $(112,500)

Amortization of
  unearned
  compensation                                                                        125,000                               125,000

Amortization of
  unearned
  marketing expense                                                                                  56,250                  56,250

Net loss                                                                                                        (541,219)  (541,219)
                         -----------  --------- ----------- ---------   ----------  ---------  ------------  -----------  ---------

Balance,
  September 30, 2002       1,500,000  $  15,000  12,232,462 $ 122,325   $1,827,395  $ (25,000)  $   (56,250) $(2,375,038) $(491,568)
                         ===========  ========= =========== =========   ==========  =========   ===========  ===========  =========










See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.

                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)




                                                                2002        2001
                                                            ---------    ----------

Operating activities:
    Net loss                                                $(541,219)   $(654,515)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization of unearned compensation                 125,000      112,500
        Amortization of unearned marketing expense             56,250
        Depreciation                                            6,896
        Changes in operating assets and liabilities:
            Other current assets                                            (6,250)
            Accrued compensation payable to stockholders      109,539       77,789
            Accounts payable and accrued expenses              17,776      (20,383)
            Deferred revenues                                 128,333
                                                            ---------    ---------
                Net cash used in operating activities         (97,425)    (490,859)
                                                            ---------    ---------

Financing activities:
    Proceeds from exercise of warrants                         16,375      104,513
    Proceeds from private placement of common stock           121,000
                                                            ---------    ---------
                Net cash provided by financing activities     137,375      104,513
                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents           39,950     (386,346)

Cash and cash equivalents, beginning of period                151,730      725,105
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $ 191,680    $ 338,759
                                                            =========    =========










See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                 In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2002, its results of operations for the nine and three months ended September 30, 2002 and 2001, changes in stockholders' deficiency for the nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002 and 2001. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 and the period from January 1, 1998 (date of inception) to December 31, 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

                 The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002.

                 The Company was a development stage company for accounting purposes from January 1, 1998 (date of inception) through April 2002, at which time the picture archiving and communications software that inputs diagnostic images in digital format from original imaging sources became available for sale (see Note
                 2). The Company obtained its first contract for the sale of its software product and related hardware and maintenance services in August 2002. Although the Company has been deriving revenues from the provision of radiology and imaging services to affiliated and nonaffiliated companies, management expects that the Company will derive its revenues in the future primarily from sales of the software product.

                 As of September 30, 2002, the Company had cash and cash equivalents of approximately $192,000 and working capital of approximately $131,000. However, since its inception, the Company has incurred recurring losses and, as a result, it had an accumulated deficit of approximately $2,375,000 at September 30, 2002. In addition, as of September 30, 2002, the stockholders of the Company had deferred approximately $530,000 of compensation due them under their employment agreements until 2003. Although the Company has just begun to generate revenues from its software product, management currently expects that the Company will incur additional losses, although at a reduced level, for the foreseeable future.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1 - Unaudited interim financial statements (concluded):
                 Management believes that the Company needs additional debt or equity financing of $80,000 to enable the Company to meet its obligations and fund its operations through at least September 30, 2003. During September 2002, the Company obtained a $75,000 working capital loan. In addition, the Company's principal stockholder has agreed to provide funds totaling $80,000 if the Company cannot obtain that amount through other sources or the working capital loan is insufficient. Management cannot assure that the Company will be able to obtain any additional financing on satisfactory terms that may be required during that period other than the amount the principal stockholder is committed to provide.


Note 2 - Revenue recognition:
                 Revenues from the provision of radiology and imaging services are recognized over the period during which the applicable services are performed provided that the fees are fixed and determinable and collection is probable.

                 Contracts for the sale of the Company's imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, the Company cannot allocate the revenues from such contracts to each element based on the relative fair value of each element. Accordingly, it will recognize the revenues from a systems contract ratably over the period during which it is required to provide maintenance or any other services provided that the fees are fixed and determinable and collection is probable.

                 Unearned revenues are included in deferred revenues in the accompanying condensed balance sheet.

                 During August 2002, the Company entered into a contract for the provision of radiology and imaging services and the sale of an imaging system. The radiology and imaging services agreement is for two years (although it is cancelable by either party at any time) and provides for fees at the annual rate of $450,000. Management anticipates that fees for the system, which was installed prior to September 30, 2002, and the related three-year maintenance contract will exceed $400,000.


Note 3 - Earnings (loss) per share:
                 The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 3 - Earnings (loss) per share (concluded):
                 The rights of the Company's preferred and common stockholders are substantially equivalent. In accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128, the Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding used in the computation of basic loss per share for the nine and three months ended September 30, 2002 and 2001.

                 Since the Company had net losses for the nine and three months ended September 30, 2002 and 2001, the assumed effects of the exercise of options to purchase 3,000,000 common shares outstanding at September 30, 2002 and 2001 and warrants to purchase 3,429,512 and 3,434,862 common shares outstanding at September 30, 2002 and 2001, respectively, and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations for those periods.


Note 4 - Exercise of warrants:
                  During the nine months ended September 30, 2002, the Company received $12,375 upon the exercise of warrants to purchase 24,750 common shares at $.50 per share and $4,000 upon the exercise of warrants to purchase 10,000 common shares at $.40 per share. As of September 30, 2002, warrants to purchase 3,429,512 common shares were outstanding.


Note 5 - Private placement of common shares:
                  During January 2002, the Company completed a private placement pursuant to which it sold 400,000 shares of common stock to its principal stockholder at $.25 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $100,000.

                  During September 2002, the Company completed another private placement pursuant to which it sold 75,000 shares of common stock to its principal stockholder at $.28 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $21,000.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 6 - Issuance of common shares for services:
                 During January 2002, the Company agreed to issue 450,000 shares of common stock and warrants to purchase 100,000 shares of common stock in exchange for the provision of marketing services by an investor relations firm. The Company recorded the fair value of the shares of $112,500 on the date the agreement as unearned marketing expense. The shares and warrants became issuable and were issued in June 2002. The warrants are exercisable at $3.00 per share during the two year period subsequent to the date of issuance. The exchange is a noncash transaction and, as such, is not reflected in the Company's condensed statement of cash flows for the nine months ended September 30, 2002.

                 The investor relations firm will provide the services over the six month period that commenced in July 2002 and the Company is amortizing the unearned marketing expense over that period. The unearned marketing expense, net of accumulated amortization, has been reflected as a separate component of stockholders' deficiency in the accompanying condensed balance sheet as of September 30, 2002.

Note 7 - Income taxes:
                 As the ultimate realization of the potential benefits of the Company's net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses.


Note 8- Bank loan agreement:
                 During September 2002, the Company entered into a one-year $75,000 working capital loan agreement with M&T Bank. Outstanding borrowings will bear interest payable monthly at 1% above the prime rate, and will be guaranteed by the Company's principal stockholder. At September 30, 2002, there were no outstanding borrowings under the agreement.



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

As of September 30, 2002, the Company has cash and cash equivalents of approximately $192,000 and working capital of approximately $131,000. However, since inception, the Company has incurred losses resulting in an accumulated deficit of approximately $2,375,000 at September 30, 2002. The Company currently expects to incur additional losses for the foreseeable future. In addition, the Company has only recently introduced its product to market and has just begun to generate revenues. Further, as of September 30, 2002, the founding stockholders have deferred until 2003 approximately $530,000 of compensation due them under their employment agreements.


On August 19,2002, the Company closed an initial contract with Radiologix, Inc. for the sale of one of its WarpSpeed PACS/RIS systems, with an option for a second unit in the fourth quarter. The Company is currently negotiating the additional unit and expects to start installation prior to the end of the year. In addition, recurring monthly revenue in the form of a two year services agreement are being realized in the amount of approximately $40,000 per month.

In September, the Company applied for, and received, a line of credit from the M&T Bank in the amount of $75,000. Management believes the terms of the agreement are favorable to the Company.


The Company recently executed a five-year lease for office space at "Tech City", formerly the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for both our growing research and development team and a sales/marketing force. We expect the Corporate Headquarter move to be completed by mid November.

Currently, three additional systems, besides the Radiologix option, are in various stages of negotiations. The Company expects that at least one installation will occur in the first quarter of 2003.


CRITICAL ACOUNTING POLICIES

Revenues from the provision of radiology and imaging services are recognized over the period during which the applicable services are performed provided that the fees are fixed and determinable and collection is probable.

Contracts for the sale of our imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, we cannot allocate the revenues from such contracts to each element based on the relative fair value of each element. Accordingly, we will recognize the revenues from a systems contract ratably over the period during which we are required to provide maintenance or any other services provided that the fees are fixed and determinable and collection is probable.

Unearned revenues are included in deferred revenues in the accompanying condensed balance sheet.

During August 2002, we entered into a contract for the provision of radiology and imaging services and the sale of an imaging system. The radiology and imaging services agreement is for two years (although it is cancelable by either party at any time) and provides for fees at the annual rate of $450,000. The WarpSpeed PACS/RIS system, which was installed prior to September 30, 2002, and the related three-year maintenance contract will generate fees totaling $420,000.

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED September 30, 2002 COMPARED TO THE NINE AND THREE MONTHS ENDED September 30, 2001

REVENUES:

The Company was a development stage company from January 1, 1998 (date of inception) through April 2002, at which time its software was available for sale. During the nine and three months ended September 30,2002, the Company derived service revenue of $208,000 and $131,000, respectively. In addition, during the nine and three months ended September 30,2002, the Company earned approximately $12,000 from the sale of its initial system, as well as deferring approximately $128,000 of revenue relating to the sale which will be recognized ratably over the period in which we are required to provide maintenance and other services.


RESEARCH AND DEVELOPMENT EXPENSES:

During the nine and three months ended September 30, 2002, the Company incurred research and development expenses of $378,750 and $100,000, respectively, as compared with $484,335 and $164,427 in the comparable prior periods. These expenses consisted primarily of compensation to the Company's three founders under their employment contracts as further explained in the Company's annual report filed on Form 10-KSB for the year ended December 31, 2001. In addition, $100,000, $25,000, $75,000 and $37,500 of these expenses during the nine and three months period ended September 30, 2002 and 2001, respectively, were attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. During the first quarter 2002, one of our founders was terminated for cause for breach of his employment agreement; therefore, we accelerated the remaining unamortized compensation ($37,500) associated with the issuance of the Preferred Stock to that founder. Also, as a result of this, our research and development costs should be reduced in the future.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the nine and three months ended September 30, 2002, the Company incurred general and administrative expenses of $316,310 and $118,332, respectively, as compared to $170,180 and $76,129 in the comparable prior periods. The increase was primarily attributable to an increase in payroll and other overhead items as well as incurring additional costs as we built up our infrastructure.

SALES AND MARKETING EXPENSE:

During the nine and three months ended September 30, 2002, the Company began to incur marketing expenses as it introduced its product for sale. During these periods, we incurred $65,626 and $52,865 of such costs, respectively.

NET LOSS:

As a result of the aforementioned, the Company incurred a loss of $541,219 ($.04 per share) and $128,780 ($.01 per share) for the nine and three months ended September 30,2002, as compared to $654,515 ($.05 per share) and $240,556 ($.02 per share) for the nine and three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2002, we had cash and working capital of approximately $192,000 and $131,000, respectively. To date, the principal sources of capital resources include proceeds from issuance of shares of common stock to our founders of $21,250 and the net proceeds from private placements of units of common stock and warrants during 2000 of approximately $180,000. Then on October 15, 2000, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering were used for working capital and general corporate purposes. To date, we received approximately $166,000 upon the exercise of warrants and the issuance of shares of common stock. In addition, in January 2002, we sold 400,000 shares of our common stock to one of our principal stockholders for $100,000 or $.25 per share, which approximates fair value. In September, we sold an additional 75,000 shares of our common stock to one of our principal shareholders for $21,000, or $0.28 per share, the fair market value.


During January 2002, the Company entered into an agreement with an investor relations firm. In exchange for marketing services, the Company granted 450,000 shares of common stock and 100,000 two-year warrants with a $3.00 exercise price. The services, which are to be provided over a nine-month period, were valued at approximately $112,500 based on the fair market value of the shares of common stock on the date the agreement was entered into. The services will commence upon issuance of shares of common stock. As of June 30, 2002, the Company issued these shares to the investor relations firm, which will commence its marketing services during July 2002.

In addition to the aforementioned equity transactions, we have funded our accumulated loss of approximately $2,375,000 by having our founders defer approximately $530,000 of compensation due them under their employment agreements.



ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. David Ryon, the Company's President, CEO and Principal Financial and Accounting Officer supervised and participated in this evaluation. Based on this evaluation. Dr. Ryon concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective.

(b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's Internal Accounting Controls or in other factors that could significantly affect those controls.

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

During July 2002, Image Technology issued 75,000 shares of common stock to Kingston Diagnostic Radiology, P.C. Pension Fund, the sole beneficiary of which is Dr. Ryon, President, Chief Executive Officer and Principal Accounting and Financial Officer.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this item .

Item 5. Other Information. There are no reportable events relating to this item.

Item 6. Exhibits and Reports on Form 8-K.

(A) 99.3 and 99.4.
(B) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




IMAGE TECHNOLOGY LABORATORIES, INC.
Date: November 14, 2002



/S/ DAVID RYON
--------------
David Ryon, CEO, President and
Principal Financial and
Accounting Officer