Form 10-K
period 2002-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2003-03-28
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                               ------------------

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 22-3531373
                               -------- ----------
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                 602 ENTERPRISE DRIVE, KINGSTON, NEW YORK      12401
                   -------------------------------------       -----
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The issuer's revenues for the most recent fiscal year was $429,733.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $.26 last sales price reported by NASDAQ/NMS on 3/26/03 (within last 60 days), was $1,086,985

As of December 31, 2002, the registrant had issued and outstanding 12,232,462 shares of Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement Form SB-2/A filed are incorporated by reference in Part III of this Report.

PART I

Item 1.  Description of Business

Image Technology Laboratories, Inc. ("ITL") is a medical image management company in the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. ITL has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

        Computerized tomography, or CT scans
        Magnetic resonance imaging, or MRIs
        Ultrasound, nuclear imaging
        Digital fluoroscopy

The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. Also, included in the RIS system are the reports generated by the radiologist from the patient's image data. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

Dr. Ryon initially conceived Image Technology's picture archiving and communications, which has the trademark "WarpSpeed PACS/RIS system". His goal was to implement an all digital radiology business management system. Dr. Ryon assembled a team of engineers to design and implement a medical information system tailored to the need of the radiology community. Dr. Ryon joined forces with Lewis Edwards, an expert in networking and image management. After more than a year of intensive research, the development team had completed the specifications for the prototype WarpSpeed system. ITL was formed to commercialize their state of the art system design. An initial command decision was made to totally integrate all radiology information into the system.

ITL installed a beta-version of the system at the Kingston Diagnostic Center during May 2001. The entire process of patient scheduling, registration, image acquisition, image display, and radiographic report generation was totally automated in a way yet to be demonstrated in the industry. At the heart of the system is a software module referred to as the workflow manager. This software determines what resources are available on the enterprise and distributes the various pieces of work as applicable. For example, if multiple radiologists are logged on to the system, unread studies are distributed based upon their preference and skills. Once the study has been read, the dictation is distributed to an available stenographer. After transcription, the report returns to the reporting radiologist, wherever he is logged on, for proof reading and final signature.



Products
--------

ITL's lead product is the WarpSpeed PACS/RIS system, a proprietary multi-monitor touch-screen controlled workstation. Through its unique modular architecture ITL has created a total radiology business solution that is readily scaled and easily upgraded. These features will allow the Company to provide products tailored to the size of its customers and to keep its customers at the forefront of future technological advances by enabling the Company to easily update existing systems.

The main special features of the WarpSpeed PACS/RIS include:

      o    Automation of the total workflow,

      o    Integration of patient data with digital images,

      o    A unique, radiologist designed user interface,

      o Quality review programs, which analyze productivity and diagnostic accuracy of individual radiologists or entire Radiology centers, and

      o    Use of Windows 2000 as the network operating system.


ITL has also designed a proprietary display workstation that permits the simultaneous viewing of multiple diagnostic images together with relevant patient data. The display of information emulates the current film based paradigm that uses traditional X-Ray view boxes for the display of multiple images. Research has shown that simultaneous image display improves the speed and accuracy of diagnostic interpretation. The display workstation consists of proprietary software developed by ITL and commercially available hardware. The unique feature of the display station is its ability to present an unlimited number of diagnostic images on multiple display surfaces. The software blends together an unlimited number of monitors, of arbitrary resolution, into one large virtual display.

The WarpSpeed PACS/RIS system can be used to create, store, reproduce and transmit digitized images generated by current diagnostic imaging modalities, including digital radiography, ultrasound, nuclear medicine, digital fluoroscopy, computed tomography, and MRI. Using WarpSpeed PACS/RIS, radiologists can read and interpret digital images from any workstation that is logged on to the network. This includes remote locations connected via encrypted tunnels over the Internet. This facilitates time-critical transfer of patient information between hospital departments, as well as rapid off-site consultations by specialists at remote locations. The system also affords convenient home viewing by radiologists.

Hospitals and other health organizations can utilize the WarpSpeed PACS/RIS system to permanently replace film. The solution has been designed to interface with hospital information systems so that a patient's clinical data can be integrated with diagnostic images for increased accuracy of image interpretation and diagnosis.

The architecture used in the WarpSpeed PACS/RIS system is built upon the foundation of innovative intelligent algorithms. These algorithms reduce the network bandwidth and on-line storage requirements of the system; the two most important factors in the cost associated with building a PACS/RIS system.

By making full use of the networking and database management infrastructure of Windows 2000, ITL has leveraged recent advances in operating system design, software development, and networking tools to produce a product, which offers greater functional capability at lower costs through scalable system architecture. Its truly modular architecture permits capability to be distributed incrementally, allowing a client to begin with one piece of hardware, which operates as a server, viewer and archive, and then expand the system by distributing those capabilities among multiple PCs. Hardware and software can be sized exactly to client needs, thus enabling ITL to offer the lowest possible entry point purchase price for a PACS/RIS system.

In addition, WarpSpeed PACS/RIS offers capabilities not found on even the most expensive PACS, including:

      o    Unique graphical interface.
      o Transfers the controls of the viewing surface to a separate touch-screen control display.
      o    Utilizes infinite screen "real estate".
      o It is a true "Information Appliance" which has a responsive user interactive interface with intuitive navigation that eliminates the need for training.
      o    Supports the Application System Provider model.
      o    Fully supports DICOM, HL7 and the IHE initiative.





Marketing Plan

ITL is marketing its WarpSpeed PACS/RIS system in the North Eastern United States where the reputations of its founders and the product demonstration sites are expected to generate interest in the product and sales leads. After penetrating the regional markets, the Company intends to expand throughout the United States.

ITL plans to distribute its products via three channels:

     Relationships with original equipment manufacturers,
     Partnerships,
     Direct distribution through its own sales representatives.

ITL will initially target hospitals with less than 200 beds and freestanding radiology clinics. According to the American Hospital Association, there are 5,801 hospitals in the U.S. Approximately one-third have less than 200 beds. According to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5000 smaller imaging centers in the U.S. The overall diagnostic imaging market in the United States was $4.43 billion 2001.

According to the latest market research by Frost & Sullivan the U.S. market for PACS/RIS in 2004 will be approximately $300 to $450 million annually. In the same research report it is stated that only 12% of radiology centers are currently using a PACS/RIS system.


ITL markets a fourth generation medical information management system that we believe is more open, usable and scalable than any currently available product. We plan to market ITL's WarpSpeed PACS/RIS through an in-house sales force supported by product advertising and promotion at industry trade shows. We offer the product at a price point, which is well within the reach of even the smallest hospital or imaging facility. We believe that we can offer systems with superior price/performance characteristics.

ITL has identified several companies whose interests complement our goals. Image Technology will pursue mutually advantageous partnerships with firms that can provide access to markets, technology or service and support. The Company has an OEM sales arrangement with Alpha Medical, Yonkers N.Y. Alpha Medical will sell and install and service our systems on a non-exclusive basis. We feel that such an arrangement gives ITL immediate access to a large customer base.

We are developing an in-house sales and marketing staff to provide direct sales locally and nationally. To that end, we have recently hired a Director of Marketing and Sales. Currently, ITL advertises its family of products through trade shows and print advertising.

ITL is a systems integrator that provides a total solution of hardware and software to the customer. There are two pricing models. The first is an outright capital purchase and the second is on a fee per usage basis. The latter plan is an attractive approach for the smaller client as there is no capital outlay, and the cost is expensed.

Competition and Competitive Advantage

ITL is unique among the 50 companies in the U.S. that are marketing or developing RIS/PACS solutions for the radiology community. We believe we are the only company that has implemented a totally integrated product that encompasses all aspects of the radiology business. To date no single company has captured a predominant market share. Currently the top eight vendors are Philips, DR Systems, GE Medical Systems, ALI, Agfa, Siemens Medical Solutions, Kodak Health Imaging and Canon Medical Systems.


The superiority of ITL's system has been demonstrated in many areas. Its user interfaces are intuitive thereby minimizing training time and operator error. The unique touch screen interface increases speed of operation and productivity of the radiologist. Radiology report turn around is typically less than two hours, which is far superior to any other system currently in production. The underlying architecture and design characteristics have been shown to be highly scalable. These features alone set ITL apart from all competition.

We believe that most available RIS/PACS systems have significant drawbacks such as:

         Poor user interfaces,
         Lack of scalability, and
         Prohibitive entry point purchase prices.

We believe that such drawbacks account in part for the fact that none of our competitors have been able to capture more than 30% of the market in recent years. ITL intends to capitalize on these inherent weaknesses in the competition.



Product Approval Process

ITL is a registered medical device manufacturer by the Food and Drug Administration, FDA. The WarpSpeed PACS/RIS solution is exempt from the pre-market authorization process by the FDA. Our products have been declared substantially equivalent to already approved products.

Although ITL is aware that there is an international market for products such as the ITL WarpSpeed PACS/RIS, we have no present plans to market our products in other countries, largely due to limited resources. However, should we decide to market the ITL WarpSpeed PACS/RIS in other countries, we would have to comply with the laws of, and meet the applicable regulatory procedures and standards in each jurisdiction in which we sought to market our products. Approval in one jurisdiction does not assure approval in another as the various federal, state, and local regulatory authorities are independent of each other.



Insurance

ITL has obtained both corporate, product, and computer omissions and errors liability insurance. We are at risk to product liability claims if the use of our products is alleged to have caused harm to a patient. There is no direct contact between the ITL product and the patient.

Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Drs. Ryon and Mr. Edwards each in the amount of $300,000 if this can be obtained on commercially reasonable terms.

Material Contracts


On August 19, 2002 the Company closed on an initial contract with Radiologix, Inc. for the sale of its WarpSpeed PACS/RIS system. In addition, recurring monthly revenue in the form of a two year services agreement are being realized at the rate of approximately $50,000 per month.

In September 2002, the Company received a $75,000 line of credit from the M&T Bank. To date, none of the proceeds have been used.

The company recently executed a five-year lease (at $700 per month) for office space at TechCity, Kingston, NY. TechCity has become the home of many technology firms in the Hudson Valley. The space is sufficient for both our growing R&D team and our marketing/sales department.



Item 2. Description of Property

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845) 338-8880.

Image Technology believes that its current facilities will meet ITL needs for the foreseeable future.

Item 3. Legal Proceedings

         We are aware of no legal proceedings against Image Technology.

Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Item 5. Market For Common Equity and Related Stockholder Matters

Image Technology's Common Stock and Warrants currently trade on the Over-the-Counter Bulletin Board ("OTCBB") under the symbols "IMTL", "IMTLW" and "IMTLZ", respectively. These securities commenced trading on December 15, 2000.

Between December 15, 2000 and March 26, 2003, Image Technology's common stock closed highest on May 11, 2001, at $0.94 and closed lowest on December 30, 2002 at $.11. Between December 15, 2000 and March 26, 2003, the IMTLW (.40 wt.) closed at the highest on October 1, 2001, at $0.25 and closed the lowest on October 1, 2001, at $0.05. Between December 15, 2000 and March 26, 2003, the IMTLZ (.50 wt.) closed at the highest on May 14, 2001, at $0.25 and closed the lowest on September 17, 2001, at $0.05.

As of December 31, 2002, the number of holders of record of Common Stock, Warrant IMTLW and Warrant IMTLZ was approximately 200, 23, and 167 respectively.

Dividend Policy

The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition will determine the declaration of dividends.

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



Item 6. Management's Discussion and Analysis or Plan of Operations


Overview

The following is a discussion of certain factors affecting Image Technology's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with Image Technology's audited and related notes, which are included elsewhere in this Annual Report on Form 10-KSB.

Business and Summary of Significant Accounting Policies:

Image Technology Laboratories, Inc. ("ITL") is a medical image management company in the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. ITL has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

        Computerized tomography, or CT scans
        Magnetic resonance imaging, or MRIs
        Ultrasound, nuclear imaging
        Digital fluoroscopy

The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. Also, included in the RIS system are the reports generated by the radiologist from the patient's image data. All of the data is retained in standard formats, including the DICOM and HL-7 standards.


We were in the development stage for accounting purposes and were required to make certain related disclosures from January 1, 1998 (date of inception) through April 2002; at which time our PACS software product became available for sale. From time to time, we have and will continue to derive revenues from the provision of radiology and imaging services to affiliate and nonaffiliated companies. However, we expect that we will derive our revenues in the future primarily from sales of our software products. We obtained our first contract for the sale of our software product and related hardware and maintenance services in August 2002. Accordingly, we are no longer in the development stage.

Although we have incurred recurring losses and negative cash flows from operating activities since inception, we had cash and cash equivalents of approximately $132,000 and working capital of approximately $102,000 as of December 31, 2002. Management expects a reduction in the level of such losses now that sales of the software products have commenced. A substantial portion of our losses have been attributable to noncash charges. As of December 31, 2002, certain of our stockholders had agreed to defer approximately $550,000 of compensation due them under their employment agreements as of that date until December 31, 2003 and to defer certain additional amounts that will accrue after December 31, 2002 which has and will continue to preserve our liquidity. During September 2002, we obtained a $75,000 working capital loan from a financial institution that we had not used as of December 31, 2002. We believe that as a result of the additional cash flows from the software product sales and our ability to draw on the working loan and defer payments to certain stockholders, we will be able to continue to meet our obligations as they become due through at least December 31, 2003. We also believe, but cannot assure, that if needed, we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.



Critical Accounting Policies

The Securities and Exchange Commission recently issued disclosure guidance for " critical accounting policies." The Securities and Exchange Commission defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.



Our significant accounting policies are described in Note 1 to our financial statements, contained elsewhere in this report. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective or complex judgments.

Revenue Recognition:

Revenues from the provision of radiology and imaging services are recognized over the estimated period during which the applicable services are performed provided that the fees are fixed and determinable and collection is probable.

Contracts for the sale of our imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, we cannot allocate the revenues from such contracts to each element based on the relative fair value of each element. Accordingly, we will recognize the revenues from a system contract ratably over the period during which we are required to provide maintenance or any other service provided that the fees are fixed and determinable and collection is probable. Unearned revenues are included in deferred revenues in our balance sheet.

Valuation of Deferred tax Assets:

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that is more likely than not that we will not realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results and, accordingly, have recorded a valuation allowance of $987,000. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to adjust this valuation allowance, which could materially impact our financial position or results of operations.

Valuation Of Long-Lived Assets:

We assess the recoverability of long-lived assets, such as equipment and improvements and capitalized software costs, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets at December 31, 2002. However, should our operating results deteriorate, we may determine that some portions of our long-lived assets are impaired. Such determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenues:

We were a development stage company from January 1, 1998 (date of inception) through April 2002, at which time our software was available for sale. During the year ended December 31, 2002, we derived service revenue of approximately $383,000. In addition, during the year ended December 31, 2002, we earned approximately $47,000 from the sale of our initial unit, as well as deferring approximately $93,000 of revenue relating to the sale which will be recognized ratably over the period in which we are required to provide maintenance and other services.

Research and Development Expenses:

During the year ended December 31, 2002, we incurred research and development expenses of approximately $450,000 as compared with approximately $636,000 in the preceding year. These expenses consisted primarily of compensation to our three founders under their employment contracts. In addition, $150,000 of these expenses in both periods was attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. During the first quarter of 2002, one of our founders was terminated for cause for breach of his employment agreement, as a result, our research and development expenses were reduced in 2002 and should remain at this reduced level for the foreseeable future.

General and Administrative Expenses:

During the year ended December 31, 2002, we incurred general and administrative expenses of approximately $488,000 as compared to approximately $355,000 in the prior year. The increase of $133,000 is primarily attributable to an increase in payroll and other overhead items as well as additional costs incurred as we built up our infrastructure.

Sales and Marketing Expenses:

During the year ended December 31, 2002, we began to incur marketing expenses as we introduced our product for sale. During this period, we incurred approximately $125,000 of such costs, of which $112,500 was associated with the issuance of common stock to an investor relations firm (see Note 5 to our financial statements), a non-cash charge.

Net Loss:

As a result of the aforementioned, we incurred a loss of approximately $633,000 ($.05 per share) for the year ended December 31, 2002 as compared to a loss of approximately $969,000 ($.08 per share) for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2002, we had cash and cash equivalents and working capital of approximately $132,000 and $102,000, respectively. To date, the principal sources of capital resources include proceeds from issuance of shares of common stock to our founders of $21,250 and the net proceeds from private placements of units of common stock and warrants during 2000 of approximately $180,000. Then on October 15, 2000, we completed an initial public offering whereby we sold 2,591,050 units at $.40 per unit and received net proceeds of approximately $840,000. Each unit consisted of one share of common stock and one warrant. The proceeds from this offering were used for working capital and general corporate purposes. To date, we received approximately $166,000 upon the exercise of warrants and the issuance of shares of common stock. In addition, in January 2002, we sold 400,000 shares of our common stock to our principal stockholder for $100,000 or $.25 per share, which approximated fair value. In September 2002, we sold an additional 75,000 shares of our common stock to the same stockholder for $21,000 or $.28 per share, the approximate fair value.

During January 2002, we entered into an agreement with an investor relations firm. In exchange for marketing services, we granted 450,000 shares of common stock and 100,000 two-year warrants with a $3.00 exercise price. The services, which were to be provided over a six- month period, were valued at approximately $112,500 based on the fair market value of the shares of common stock on the date the agreement was entered into. The services were to commence upon the issuance of shares of common stock. On December 31, 2002, by mutual consent, the agreement was terminated. The investor relations firm has returned 200,000 shares of common stock and the warrants were cancelled.

In addition to the aforementioned equity transactions, we have funded a part of our accumulated loss of approximately $2,467,000 by having our founders defer approximately $550,000 of compensation due them under their employment agreements.

In September 2002, we applied for, and received, a line of credit from M & T Bank for one year in the amount of $75,000. Management believes the terms of the agreement are favorable to the Company.

We have recently executed a five-year lease (at $700 per month) for office space at "Tech City", formally the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for both our growing research and development team and a sales/marketing force.

On February 11, 2003, we reduced the exercise price of our Class A $.40 warrants and our Class B $.50 warrants to $.20 during the period commencing February 18, 2003 and ending July 1, 2003. Thereafter, the exercise price will revert to $.40 and $.50, respectively. As a result of the modification to the exercise price, we will account for these warrants as variable from the date of the modification to the date the award is exercised, forfeited or expires unexercised.


In February 2003, we went to contract for the installation of one of our systems at St. Anthony's Hospital, Warwick, NY. The system is being installed as an ASP, whereby payment is made on a per procedure basis. ITL will retain ownership of the assets for tax purposes, and St. Anthony's Hospital will pay for usage as an expense item.


Item 7. Financial Statements
        See Item 13, Exhibits, Financial Statement Schedules, and Reports on Form 8K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

         Our executive officers and directors and their ages as of March 31, 2003 are as follows:

Name                       Age              Title
----                       ---              -----
David Ryon                 58       Director and Chairman of the Board of
                                    Directors, President, Chief Executive
                                    Officer and Principal Accounting Officer

Lewis M. Edwards           47       Director, Vice President of Research and
                                    Development, Chief Technical Officer

Richard V. Norell          57       Director


Robert G. Carpenter        65       Director


John J. Naccarato          70       Director





All directors of Image Technology hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Image Technology's Bylaws provide for not less than one director nor more than fifteen. Currently, there are five directors of Image Technology. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Image Technology.

DAVID RYON, MD, is a founder and principal stockholder of Image Technology and a co-developer of the ITL WarpSpeed PACS/RIS. He was appointed to the Board of Directors and appointed to serve as Image Technology's President and Chief Executive Officer in December 1997. Dr. Ryon is the founder of the Kingston Diagnostic Center in Kingston, New York. Dr. Ryon operated the Kingston Diagnostic Center as a sole proprietor from its inception in 1992 until the sale of the business to Mid Rockland in 1997. Dr. Ryon worked as a radiologist at the Kingston Hospital for five years before founding the Center. Dr. Ryon graduated as an M.D. cum laude from Albany Medical College in 1975 and served residencies in surgery and radiology at Albany Center Hospital. Among other post-graduate specialties, Dr. Ryon also trained as an Emergency Physician. Prior to becoming a physician, Dr. Ryon earned a B.S. in physics with high honors and an M.S. in engineering at the University of Rochester. He worked as an engineer at General Electric in the medical systems division after graduation where he gained experience in the patent process.


LEWIS M. EDWARDS is a founder and principal stockholder of Image Technology and a co-developer of the ITL WarpSpeed PACS/RIS. He was appointed to the Board of Directors and elected by the Board to serve as Image Technology's Vice President of Research and Development and Chief Technical Officer in December 1997. Mr. Edwards has served as a senior technical staff member at IBM since 1993. He is currently an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies and a charter member of the Microsoft Developer Network. He has provided computer-consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a BSEE magna cum laude from Princeton University and an MSCE from Syracuse University.


RICHARD V. NORELL was appointed to our Board of Directors in April 2002. Since 1995 he has served as a consultant in securities law compliance matters, after being employed 26 years with the U.S. Securities and Exchange Commission, Washington, D.C. in the Division of Enforcement, from 1972 to 1995. Mr. Norell acted as the Division's Chief of Market Surveillance overseeing the Division's investigators and financial analysts. In addition to implementing programs for detecting securities fraud and improper conduct, Mr. Norell advised the Director of the Division concerning policy issues and emerging problems in the securities industry. Mr. Norell graduated American University, Washington, D.C. with an MBA in Investment Analysis, University of Rochester, Rochester, N.Y. Bachelor of Arts, in Economics. Mr. Norell currently resides in Great Falls, VA.


ROBERT G. CARPENTER was appointed to our Board of Directors in April 2002. Mr. Carpenter brings extensive business experience from a career spanning over 30 years in a succession of executive management positions overseeing technology, engineering, marketing and business development at Bell Research Labs in NJ, IBM Yorktown Heights Research Center, and IBM Development Labs in Kingston and Poughkeepsie, NY. Retired from IBM in 1991, Mr. Carpenter currently serves as Chief Engineering Liaison on a $6.7 million water facilities project in the County of Ulster, NY. Mr. Carpenter resides in Saugerties, NY.


JOHN J. NACCARATO was appointed to our Board of Directors in April 2002. He served for 26 years as District Representative to the late United States Congressman Hamilton Fish, Jr., with oversight responsibility for three District offices, under the direct supervision of Congressman Fish. From 1988 to the present, Mr. Naccarato has held the office of Ulster County Legislator, serving on Mental Health and Ways and Means committees, and chairing the Criminal Justice / Public Safety Committee. A former President of the Central Businessmen's Association, Mr. Naccarato serves on the Ulster County Community Action Board, United Way Board, City of Kingston Board of Assessment, and the board of the Catskill Regional OTB Corporation. Mr. Naccarato currently resides in Kingston, NY.

In the first quarter of 2002, Carlton T. Phelps was terminated for cause pursuant to the terms of his employment agreement as Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer of Image Technology and resigned from the Board of Directors. The terms and circumstances of Carlton Phelps' departure are currently in dispute. Dr. David Ryon has been appointed our acting principal accounting officer as of March 5, 2002.

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

Item 10. Executive Compensation


The following table sets forth information for each of the Company's Fiscal years ended December 31, 2002, 2001, and 2000 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the Fiscal year ended December 31, 2002 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the Fiscal year ended December 31, 2002:









                                Annual Compensation
                                --------------------

                                                                   Other      All Other
Name and Principal Position      Year    Salary ($) Bonus ($)(2) ($) Annual   Compensation ($)
---------------------------      ----    ---------  -----------  --------   ---------------



David Ryon(1)                    2002    $150,000   $150,000         0            0
Chairman, President and Chief    2001     150,000    150,000         0           (3)
Executive Officer                2000     150,000    150,000         0            0

Lewis Edwards(1)                 2002     150,000    150,000         0            0
Vice President, Chief Technical  2001     150,000    150,000         0           (3)
Officer and Director             2000     150,000    150,000         0            0





(1) Messrs. Ryon and Edwards waived their salaries from Image Technology for the years ended December 31, 1999 and 1998. These salaries were not deemed material during this period.

(2) Messrs. Ryon and Edwards were each issued 500,000 shares of preferred stock in conjunction with the commencement of their employment agreements. The preferred shares were valued at $.30 per share based on the price of units that we were offering for sale through a private placement.

(3) See "Option Grants in Last Fiscal Year" below



Employment Agreements
---------------------


David Ryon is engaged as President, Chief Executive Officer and Principal Accounting Officer of Image Technology and Lewis M. Edwards is engaged as Vice President and Chief Technical Officer. Each has been signed to a three-year contract which provides them with the following:

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

Security Ownership of Management

Name, Title
and Address       Title of Class Shares Beneficially Owned of beneficial owners

                                                         Number        Percent
-------------------------------------------------------------------------------
David Ryon, M.D.                Common Stock            2,914,584       24.24%
CEO, President
and Director                    Preferred Stock           500,000       33.33%
602 Enterprise Dr.
Kingston, New York
12401
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Lewis M. Edward                 Common Stock            2,429,583       20.81%
Chief Technical Officer
and Director                    Preferred Stock           500,000       33.33%
602 Enterprise Dr.
Kingston, New York
12401
-------------------------------------------------------------------------------

Carlton T. Phelps,              Common Stock            2,429,583       20.81%
602 Enterprise Dr.
Kingston, New York              Preferred Stock           500,000       33.33%
12401





All officers and directors      Common Stock            8,051,750          66%
as a group                      Preferred Stock         1,500,000         100%

Item 12. Certain Relationships and Related Transactions

             None Requiring Reporting


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           Refer to the list of Exhibits which are being filed as a part of this report.

Item 14. Controls and Procedures

           It is the Chief Executive Officer's responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed, is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures included mandatory communication of material events, management review of monthly and quarterly results and an established system of internal controls.

           During the fourth quarter, management, including the Chief Executive Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures currently in place, for a company its size, are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.



Exhibits



   EXHIBIT NO.       DESCRIPTION
   -----------       ---------------------------------------------------
     3.1*      Certificate of Incorporation of Image Technology
     3.2*      Certificate of Amendment to Certificate of Incorporation of Image
               Technology dated December 23, 1999
     3.3*      By-Laws of Image Technology
     4.1*      Specimen certificate for common stock of Image Technology
     4.2*      Specimen certificate for preferred stock of Image Technology
     4.3*      Form of Private Placement Warrant
     4.4*      Form of Investor Warrant
     4.5*      Form of Oakes Warrant
     4.6**     Form of Subscription Agreement

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

     99        Certification

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

                              Image Technology Laboratories, Inc.

                              By: /s/ DAVID RYON
                                  ------------------
                                   David Ryon
                                   Chief Executive Officer and
                                   Principal Accounting Officer


Date: March 28, 2003

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title            Date
---------                -----            ----

/S/ DAVID RYON           Director         March 28, 2003
--------------
David Ryon



/S/ LEWIS M. EDWARDS     Director         March 28, 2003
--------------------
Lewis M. Edwards

                       Image Technology Laboratories, Inc.




                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                          PAGE

Report of Independent Public Accountants                                  F-2

Balance Sheet
    December 31, 2002                                                     F-3

Statements of Operations
    Years Ended December 31, 2002 and 2001                                F-4

Statements of Changes in Stockholders' Equity (Deficiency)
    Years Ended December 31, 2002 and 2001                                F-5

Statements of Cash Flows
    Years Ended December 31, 2002 and 2001                                F-6

Notes to Financial Statements                                             F-7/14



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Image Technology Laboratories, Inc.


We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2002, and its results of operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.






                                                                   J.H. COHN LLP


Roseland, New Jersey
March 11, 2003



                       Image Technology Laboratories, Inc.

                                  Balance Sheet
                                December 31, 2002




                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                       $   132,454
    Prepaid expenses and other current assets                             9,996
                                                                    -----------
        Total current assets                                            142,450

Equipment and improvements, net of accumulated depreciation
    and amortization of $14,331                                          39,331
                                                                    -----------

        Total                                                       $   181,781
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                           $    35,247
    Notes payable to stockholders                                         5,200
                                                                    -----------
            Total current liabilities                                    40,447

Deferred revenues                                                        93,333
Accrued compensation payable to stockholders                            550,042
                                                                    -----------
            Total liabilities                                           683,822
                                                                    -----------

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 12,232,462 shares issued and outstanding            122,325
    Additional paid-in capital                                        1,827,395
    Accumulated deficit                                              (2,466,761)
                                                                    -----------
            Total stockholders' deficiency                             (502,041)
                                                                    -----------

            Total                                                   $   181,781
                                                                    ===========









See Notes to Financial Statements.



                       Image Technology Laboratories, Inc.

                            Statements of Operations
                     Years Ended December 31, 2002 and 2001





                                                       2002             2001
                                                       ----             ----

Revenues:
    Service income                                 $    382,870    $     21,375
    Software license fees                                46,863               _
                                                   ------------    ------------
        Totals                                          429,733          21,375
                                                   ------------    ------------

Costs and expenses:
    Research and development                            450,000         635,694
    Sales and marketing                                 124,721
    General and administrative                          487,954         354,765
                                                   ------------    ------------
        Totals                                        1,062,675         990,459
                                                   ------------    ------------

Net loss                                           $   (632,942)   $   (969,084)
                                                   ============    ============

Basic net loss per share                           $       (.05)   $       (.08)
                                                   ============    ============

Basic weighted average common shares outstanding     13,400,958      12,589,041
                                                   ============    ============















See Notes to Financial Statements.





                       Image Technology Laboratories, Inc.

            Statement of Changes in Stockholders' Equity (Deficiency)
                     Years Ended December 31, 2002 and 2001

                                      PREFERRED STOCK              COMMON STOCK            ADDITIONAL        COMMON
                                      ---------------              ------------             PAID-IN          STOCK
                                   NUMBER OF                    NUMBER OF                   CAPITAL       SUBSCRIPTION
                                    SHARES       AMOUNT          SHARES      AMOUNT                        RECEIVABLE
                                  --------------------------------------------------------------------------------------

Balance, January 1, 2001          1,500,000    $    15,000     10,962,862   $   109,628    $ 1,451,404   $   (10,000)

Issuance of common stock upon
   exercise of warrants                                           309,850         3,099        135,714

Amortization of unearned
   compensation

Proceeds from subscription
 receivable                                                                                                   10,000

Net loss
                                  ---------    -----------     ----------   -----------    -----------   -----------

Balance, December 31, 2001        1,500,000         15,000     11,272,712       112,727      1,587,118          --

Sales of common stock through
   private placement                                              475,000         4,750        116,250

Issuance of common stock upon
   exercise of warrants                                            34,750           348         16,027

Issuance of common stock for
   services                                                       450,000         4,500        108,000

Amortization of unearned
   compensation and marketing
   expenses

Net loss
                                -----------    -----------    -----------   -----------    -----------   -----------
Balance, December 31, 2002        1,500,000    $    15,000     12,232,462   $   122,325    $ 1,827,395   $      --
                                ===========    ===========    ===========   ===========    ===========   ===========









                                                                                   TOTAL
                                                                                STOCKHOLDERS'
                                  UNEARNED       UNEARNED     ACCUMULATED         EQUITY
                                COMPENSATION    MARKETING       DEFICIT         (DEFICIENCY)
                                                 EXPENSES
                               ---------------------------------------------------------------


Balance, January 1, 2001        $  (300,000)                  $  (864,735)     $   401,297

Issuance of common stock upon
   exercise of warrants                                                            138,813

Amortization of unearned
   compensation                     150,000                                        150,000

Proceeds from subscription
 receivable                                                                         10,000

Net loss                                                         (969,084)        (969,084)
                                -----------    -----------   ------------      -----------

Balance, December 31, 2001         (150,000)                   (1,833,819)        (268,974)

Sales of common stock through
   private placement                                                               121,000

Issuance of common stock upon
   exercise of warrants                                                             16,375

Issuance of common stock for
   services                                    $  (112,500)

Amortization of unearned
   compensation and marketing
   expenses                         150,000        112,500                         262,500

Net loss                                                         (632,942)        (632,942)
                                -----------    -----------    -----------      -----------
Balance, December 31, 2002      $      --      $      --      $(2,466,761)     $  (502,041)
                                ===========    ===========    ===========      ===========




See Notes to Financial Statements.




                       Image Technology Laboratories, Inc.

                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001



                                                                    2002         2001
                                                                    ----         ----

Operating activities:
    Net loss                                                    $(632,942)   $(969,084)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Depreciation and amortization of equipment and
            improvements                                            9,733        4,598
        Amortization of unearned compensation                     150,000      150,000
        Amortization of unearned marketing expenses               112,500
        Changes in operating assets and liabilities:
            Prepaid expenses and other current assets              (9,996)
            Accounts payable and accrued expenses                  (2,664)      17,248
            Deferred revenues                                      93,333
            Accrued compensation payable to stockholders          129,501      122,596
                                                                ---------    ---------
                Net cash used in operating activities            (150,535)    (674,642)
                                                                ---------    ---------

Investing activities - purchase of equipment and improvements      (6,116)     (47,546)
                                                                ---------    ---------

Financing activities:
    Proceeds from exercise of warrants                             16,375      138,813
    Proceeds from private placement of common stock               121,000
    Proceeds from subscription receivable                                       10,000
                                                                ---------    ---------
                Net cash provided by financing activities         137,375      148,813
                                                                ---------    ---------

Net decrease in cash and cash equivalents                         (19,276)    (573,375)

Cash and cash equivalents, beginning of year                      151,730      725,105
                                                                ---------    ---------

Cash and cash equivalents, end of year                          $ 132,454    $ 151,730
                                                                =========    =========





See Notes to Financial Statements.

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 1 - Business:
           Image Technology Laboratories, Inc. (the "Company") was incorporated on December 5, 1997 and commenced operations on January 1, 1998. The Company has developed software for a fully integrated "radiology information system/picture archiving and communications," known as "RIS/PACS," for use in the management of medical diagnostic images and patient information by hospitals. The "PACS" portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

                     Computerized tomography, or CT scans,
                     Magnetic resonance imaging, or MRIs,
                     Ultrasound, nuclear imaging and Digital fluoroscopy

           The "RIS" portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient's visit. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

           The Company was a development stage company for accounting purposes, and was required to make certain related disclosures from January 1, 1998 (date of inception) through April 2002, at which time its PACS software product became available for sale (see Note 2). From time to time, the Company has and will continue to derive revenues from the provision of radiology and imaging services to affiliated and nonaffiliated companies. However, management expects that the Company will derive its revenues in the future primarily from sales of its software products. The Company obtained its first contract for the sale of its software product and related hardware and maintenance services in August 2002. Accordingly, the Company is no longer in the development stage.


           Although the Company has incurred recurring losses and negative cash flows from operating activities since inception, the Company had cash and cash equivalents of approximately $132,000 and working capital of approximately $102,000 as of December 31, 2002. Management expects a reduction in the level of such losses now that sales of the software products have commenced. A substantial portion of our losses have been attributable to noncash charges. As of December 31, 2002, certain stockholders of the Company had agreed to defer approximately $550,000 of compensation due them under their employment agreements as of that date until December 31, 2003 and to defer certain additional amounts that will accrue after December 31, 2002 which has and will continue to preserve our liquidity. During September 2002, the Company obtained a $75,000 working capital loan from a financial institution that it had not used as of December 31, 2002. Management believes that as a result of the additional cash flows from the software product sales and the Company's ability to draw on the working loan and defer payments to certain stockholders, the Company will be able to continue to meet it's obligations as they become due through at least December 31, 2003. Management also believes, but cannot assure, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.



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

Revenue recognition:

           Revenues from the provision of radiology and imaging services are recognized over the estimated period during which the applicable services are performed provided that the fees are fixed and determinable and collection is probable.

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

           Unearned revenues are included in deferred revenues in the accompanying balance sheet.



                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 2 - Summary of significant accounting policies (continued):
                  Revenue recognition (concluded):
                     During August 2002, the Company entered into a contract for the provision of radiology and imaging services and the sale of an imaging system. The radiology and imaging services agreement is for two years (although it is cancelable by either party at any time) and provides for fees of approximately $50,000 per month. Management anticipates that fees for the imaging system, which was installed in 2002, and the related three-year maintenance contract will exceed $400,000.

                  Concentrations of credit risk:
                     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, the Company's cash and cash equivalent balances exceed the insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2002, the Company had cash and cash equivalents with one bank that exceeded Federally insured limits by approximately $32,000.

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

                  Equipment and leasehold improvements:
                     Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided using accelerated methods over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease.

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 2 - Summary of significant accounting policies (continued):
                  Impairment of long-lived assets:
                     Impairment losses on long-lived assets, such as equipment and improvements and capitalized software costs, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

                  Net earnings (loss) per common share:
                     The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share are calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the years ended December 31, 2002 and 2001 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                     Since the Company had net losses in 2002 and 2001, the assumed effects of the exercise of 3,000,000 options outstanding at December 31, 2002 and 2001 and 3,329,512 and 3,364,262 warrants outstanding at December 31, 2002 and 2001, respectively, would have been anti-dilutive.

                       Image Technology Laboratories, Inc.

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





Note 3 - Equipment and improvements:
                  Equipment and improvements consist of the following at December 31, 2002:

                     Equipment                              $42,046
                     Furniture                                8,111
                     Leasehold improvements                   3,505
                                                            -------
                          Total                              53,662
                     Less accumulated depreciation           14,331
                                                            -------

                          Total                             $39,331
                                                            =======

                  Depreciation and amortization expense amounted to $9,733 and $4,598 during 2002 and 2001, respectively.


Note 4 - Notes payable to stockholders:
                  Notes payable to stockholders with a principal balance of $5,200 at December 31, 2002 and 2001 are noninterest bearing and are due on demand.


Note 5 - Stockholders' equity (deficiency):
                  Preferred stock:
                     As of December 31, 2002, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements

Note 5 - Stockholders' equity (deficiency) (continued):
                  Issuance of preferred stock to founders:
                     On January 7, 2000, the Board of Directors authorized the issuance of a total of 1,500,000 shares of preferred stock to the three founders of the Company in conjunction with the commencement of their employment agreements on January 1, 2000. The preferred shares will have rights to dividends, rights with respect to liquidation and other rights equivalent to those of holders of the Company's common stock including one vote for each share held on all matters to be voted on by the Company's stockholders.

                     Since the rights of the Company's preferred and common stockholders are substantially equivalent, the preferred shares were valued at $.30 per share based on the price of units of common stock and warrants that the Company sold through a private placement that was completed on February 4, 2000. The aggregate fair value of the preferred shares of $450,000 had been recorded as unearned compensation in 2000 and reflected as a reduction of stockholders' equity. The unearned compensation was amortized primarily to research and development expenses over the terms of the respective employment agreements which expired on December 31, 2002.

                  Stock subscription receivable:
                     In connection with the private placement that was completed on February 4, 2000, an investor subscribed to purchase 33,333 units, at $.30 per unit, for a total subscription price of $10,000. Each unit was comprised of one share of common stock and one warrant. Each warrant gives the holder the right to purchase one share of common stock at the initial exercise price of $.40 per share and expires on April 15, 2003 (see Note 11). During 2001, the Company received the proceeds of the subscription receivable.


                  Private placement of common shares:
                     During January 2002, the Company completed a private placement pursuant to which it sold 400,000 shares of common stock to a company wholly-owned by its principal stockholder at $.25 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $100,000.

                     During September 2002, the Company completed another private placement pursuant to which it sold 75,000 shares of common stock to a company wholly-owned by its principal stockholder at $.28 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $21,000.

                  Shares for services:
                     During January 2002, the Company agreed to issue 450,000 shares of common stock and warrants to purchase 100,000 shares of common stock in exchange for the provision of marketing services by an investor relations firm. The Company recorded the fair value of the shares of $112,500 on the date of the agreement as unearned marketing expense. The shares and warrants became issuable and were issued in June 2002. The warrants are exercisable at $3.00 per share during the two-year period subsequent to the date of issuance.

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements

Note 5 - Stockholders' equity (deficiency) (concluded):
                  Shares for services (concluded):
                     Under the agreement, the investor relations firm was required to provide the marketing services over the six-month period that commenced in July 2002, and the Company amortized the unearned marketing expense over that period. However, during that period, disputes arose related to those services. On December 31, 2002, the disputes were resolved and the investor relations firm agreed to return 200,000 shares of common stock and allow the Company to cancel the warrants it had issued for the purchase of 100,000 shares.

                     The following table summarizes information about the Company's outstanding warrants at December 31, 2002:

                                                                    SHARES
                                                                   SUBJECT
                                              EXERCISE                TO
                                              WARRANTS              PRICE
                                            -----------             -----


                          Class A               937,062            $.40
                          Class B             2,392,450             .50
                                              ---------

                               Total          3,329,512


                     All of the warrants were exercisable at December 31, 2002 and were scheduled to expire on October 15, 2003 (see Note
                     11).


Note 6 - Income taxes:
                  As of December 31, 2002, the Company had net operating loss carry forwards of approximately $1,917,000 available to reduce future Federal and state taxable income which will expire at various dates through 2022. The Company's only other material temporary difference as of that date was approximately $550,000 attributable to accrued officers' compensation. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carry forwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $987,000 (of which $767,000 was attributable to the net operating loss carry forwards and $220,000 was attributable to the future deductibility of the officers' compensation) by an equivalent valuation allowance as of December 31, 2002.

                  The Company had also offset the potential benefits of its deferred tax assets of approximately $734,000 (of which $565,000 was attributable to the net operating loss carry forwards and $169,000 was attributable to the future deductibility of the officers' compensation) and $346,000 (of which $227,000 was attributable to the net operating loss carry forwards and $119,000 was attributable to the future deductibility of the officers' compensation) by equivalent valuation allowances as of December 31, 2001 and 2000, respectively. As a result of the increases in the valuation allowance of $253,000 and $388,000 in 2002 and 2001, respectively, there are no credits for income taxes reflected in the accompanying statements of operations to offset pre-tax losses.

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 7 - Fair value of financial statements:
                  The Company's financial instruments at December 31, 2002 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts payable and accrued expenses, notes payable to stockholders, deferred revenues and accrued compensation payable to stockholders. In the opinion of management, cash and cash equivalents, accounts payable and accrued expenses and deferred revenues were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.


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

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements

Note 8 - Stock option plan (concluded):
                  The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying statements of operations are set forth below:
                                                            2002         2001
                                                          -------       -------

                     Net loss - as reported            $(632,942)   $  (969,084)
                     Net loss - pro forma               (792,942)    (1,129,084)
                     Basic loss per share - as reported    $(.05)         $(.08)
                     Basic loss per share - pro forma      $(.06)         $(.09)

                  The fair value of each option granted was estimates as of the date of grant using the Black-Scholes Option-Pricing-Model with the following weighted average assumptions:

                     Expected volatility                                 29%
                     Risk-free interest rate                              6%
                     Expected years of option term                       10
                     Expected dividends                                   0%


Note 9 - Related party transactions:
                  Service income includes approximately $20,000 and $21,000 in 2002 and 2001, respectively, attributable to a company wholly-owned by the Company's principal stockholder.

                  As of December 31, 2002, two of the founders of the Company have employment contracts that have been renewed and provide for aggregate annual compensation of $300,000 through December 31, 2003.


Note 10- Working capital loan agreement:
                  During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. Outstanding borrowings will bear interest payable monthly at 1% above the prime rate, and will be guaranteed by the Company's principal stockholder. At December 31, 2002, there were no outstanding borrowings under the agreement.


Note 11- Subsequent event:
                  On February 11, 2003, the Company reduced the exercise prices for its outstanding Class A and Class B warrants from $.40 and $.50 per share, respectively, to $.20 per share during the period from February 18, 2003 through July 1, 2003. As a result of the changes in the exercise prices, the warrants will be accounted for as the equivalent of variable stock options from the date of the modifications to the date the warrants are exercised, forfeited or expire and, accordingly, the Company will be required to record charges or credits to its results of operations based on changes in the fair values of the warrants.


                                      * * *