Form 10QSB
period 2003-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2003-05-15
CIK 1110648

FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                  602 ENTERPRISE DR., KINGSTON, NEW YORK 12401
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 2003 WAS
                                   12,238,462

                       Image Technology Laboratories, Inc.



                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE

Condensed Balance Sheet
    March 31, 2003 (Unaudited)                                             F-2

Condensed Statements of Operations
    Three Months Ended March 31, 2003 and 2002 (Unaudited)                 F-3

Condensed Statement of Changes in Stockholders' Deficiency
    Three Months Ended March 31, 2003 (Unaudited)                          F-4

Condensed Statements of Cash Flows
    Three Months Ended March 31, 2003 and 2002 (Unaudited)                 F-5

Notes to Condensed Financial Statements (Unaudited)                        F-6/9



                                      * * *



                       Image Technology Laboratories, Inc.

                             Condensed Balance Sheet
                                 March 31, 2003
                                   (Unaudited)





                                     ASSETS

Current assets:
    Cash and cash equivalents                                       $    47,405
    Prepaid expenses and other current assets                             1,496
                                                                    -----------
            Total current assets                                         48,901

Equipment and improvements, net of accumulated depreciation
    and amortization of $17,551                                          38,651
                                                                    -----------

            Total                                                   $    87,552
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses                           $    45,217
    Notes payable to stockholders                                         5,200
                                                                    -----------
            Total current liabilities                                    50,417

Deferred revenues                                                        58,333
Accrued compensation payable to stockholders                            516,389
                                                                    -----------
            Total liabilities                                           625,139
                                                                    -----------

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 12,238,462 shares issued and outstanding            122,385
    Additional paid-in capital                                        1,828,535
    Accumulated deficit                                              (2,503,507)
                                                                    -----------
            Total stockholders' deficiency                             (537,587)
                                                                    -----------

            Total                                                   $    87,552
                                                                    ===========







See Notes to Financial Statements.



                       Image Technology Laboratories, Inc.

                       Condensed Statements of Operations
                   Three Months Ended March 31, 2003 and 2002





                                                       2003             2002
                                                    -----------     -----------

Revenues:
    Service income                                 $    151,108    $      7,300
    Software license fees                                35,000
                                                   ------------    ------------
        Totals                                          186,108           7,300
                                                   ------------    ------------

Costs and expenses:
    Research and development                             75,000         178,750
    Sales and marketing                                  39,831
    General and administrative                          108,023          83,337
                                                   ------------    ------------
        Totals                                          222,854         262,087
                                                   ------------    ------------

Net loss                                           $    (36,746)   $   (254,787)
                                                   ============    ============


Basic net loss per share                                   $(-)    $       (.02)
                                                   ============    ============


Basic weighted average common shares outstanding     14,134,507      12,987,956
                                                   ============    ============




See Notes to Financial Statements.



                       Image Technology Laboratories, Inc.

           Condensed Statement of Changes in Stockholders' Deficiency
                        Three Months Ended March 31, 2003
                                   (Unaudited)





                                        PREFERRED STOCK         COMMON STOCK
                                   --------------------    -------------------------         Addi-                      Total
                                     Number                    Number                       tional       Accumu-        Stock-
                                      of                        of                          Paid-in       lated         holders'
                                    SHARES      AMOUNT         SHARES        AMOUNT         CAPITAL       DEFICIT     DEFICIENCY
                                  ----------    ------      ------------    --------     -------------  ------------  ----------

Balance, January 1, 2003          1,500,000    $    15,000     12,232,462   $   122,325   $ 1,827,395   $(2,466,761)   $  (502,041)

Issuance of common stock upon
   exercise of warrants                                             6,000            60         1,140                        1,200

Net loss                                                                                                    (36,746)       (36,746)
                                -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2003           1,500,000    $    15,000     12,238,462   $   122,385   $ 1,828,535   $(2,503,507)   $  (537,587)
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========















See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.

                       Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)





                                                                    2003        2002
                                                                 ---------    ---------

Operating activities:
      Net loss                                                   $ (36,746)   $(254,787)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization of equipment
                and improvements                                     3,220        2,299
           Amortization of unearned compensation                                 75,000
           Changes in operating assets and liabilities:
                Prepaid expenses and other current assets            8,500
                Accounts payable and accrued expenses                9,970      (11,579)
                Deferred revenues                                  (35,000)
                Accrued compensation payable to stockholders       (33,653)      40,385
                                                                 ---------    ---------
                     Net cash used in operating activities         (83,709)    (148,682)
                                                                 ---------    ---------

Investing activities - purchase of equipment                        (2,540)
                                                                 ---------

Financing activities:
      Proceeds from exercise of warrants                             1,200       15,750
      Proceeds from private placement of common stock                           100,000
                                                                 ---------    ---------
                     Net cash provided by financing activities       1,200      115,750
                                                                 ---------    ---------

Net decrease in cash and cash equivalents                          (85,049)     (32,932)

Cash and cash equivalents, beginning of period                     132,454      151,730
                                                                 ---------    ---------

Cash and cash equivalents, end of period                         $  47,405    $ 118,798
                                                                 =========    =========













See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation:
                 In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2003, its results of operations and cash flows for the three months ended March 31, 2003 and 2002 and changes in stockholders' deficiency for the three months ended March 31, 2003. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

                 The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003.

                  The Company was a development stage company for accounting purposes, and was required to make certain related disclosures from January 1, 1998 (date of inception) through April 2002, at which time its WARPSPEED PACS/RIS software product became available for sale (see Notes 1 and 2 to the financial statements in the Form 10-KSB). From time to time, the Company has and will continue to derive revenues from the provision of radiology and imaging services to affiliated and nonaffiliated companies. However, management expects that the Company will derive its revenues in the future primarily from sales of its software products. The Company obtained its first contract for the sale of its software product and related hardware and maintenance services in August 2002. Accordingly, the Company is no longer in the development stage.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                  Although the Company has incurred recurring losses and negative cash flows from operating activities since its inception, the Company had cash and cash equivalents of approximately $47,000 and an approximate working capital deficiency of only $2,000 as of March 31, 2003. Management expects a reduction in the level of such losses now that sales of the Company's software products have commenced. A substantial portion of the Company's losses have been attributable to noncash charges. As of March 31, 2003, certain stockholders of the Company had agreed to defer approximately $516,000 of compensation due them under their employment agreements as of that date until March 31, 2004 and to defer certain additional amounts that will accrue after March 31, 2003 which has and will continue to preserve the Company's liquidity. During September 2002, the Company obtained a $75,000 working capital loan from a financial institution that it had not used as of March 31, 2003. Management believes that as a result of the additional cash flows from the software product sales and the Company's ability to draw on the working capital loan and defer payments to certain stockholders, the Company will be able to continue to meet its obligations as they become due through at least March 31, 2004. Management also believes, but cannot assure, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.


Note 2 - Earnings (loss) per share:
                  The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

                  The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2003 and 2002, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                  Since the Company had net losses for the three months ended March 31, 2003 and 2002, the assumed effects of the exercise of options to purchase 2,100,000 and 3,000,000 common shares outstanding at March 31, 2003 and 2002, respectively, and warrants to purchase 3,323,512 and 3,330,762 common shares outstanding at March 31, 2003 and 2002, respectively, and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations for those periods.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 3 - Warrants:
                  On February 11, 2003, the Company reduced the exercise price for its outstanding Class A and Class B warrants from $.40 and $.50 per share, respectively, to $.20 per share during the period from February 18, 2003 through July 1, 2003. The original exercise prices will remain in effect for the period from July 2, 2003 until the Class A and Class B warrants expire on October 15, 2003.

                  During the three months ended March 31, 2003, the Company received $1,200 upon the exercise of Class B warrants for the purchase of 6,000 shares of common stock at $.20 per share. As of March 31, 2003, Class A and Class B warrants for the purchase of a total of 3,323,512 remained outstanding (see
                  Note 5 in the Form 10-KSB).


Note 4 - Stock options:
                  During the three months ended March 31, 2003, the Company cancelled options it had previously granted to one of its founders for the purchase of 1,000,000 shares of its common stock at $.33 per share in connection with the termination of his employment contract.

                  In addition, the Company granted options to a newly-hired sales director for the purchase of 100,000 shares of its common stock at $.18 per share (the fair value at the date of grant) that are exercisable through January 2003.

                  The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net loss and loss per share and pro forma net loss and loss per share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 4 - Stock options (concluded):

                                                                                Three Months Ended
                                                                                   MARCH 31,
                                                                         ------------------------------
                                                                             2003             2002
                                                                          -----------      ------------

                  Net loss - as reported                                    $(36,746)         $(254,787)

                  Deduct total stock-based employee compensation
                      expense determined under a fair value based
                      method for all awards                                   (2,000)           (40,000)
                                                                          ----------        -----------

                  Net loss - pro forma                                      $(38,746)         $(294,787)
                                                                            ========          =========

                  Net loss per share:
                      Basic - as reported                                   $(  -  )         $(.02)
                                                                            -------          -----
                      Basic - pro forma                                     $(  -  )         $(.02)
                                                                            =======          =====


Note 5 - Income taxes:
                  As the ultimate realization of the potential benefits of the Company's net operating loss carryforwards is considered unlikely by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances and, accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses.




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

Image Technology Laboratories, Inc. has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. Image Technology has developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as: computerized tomography, or CT scans Magnetic resonance imaging, or MRIs, ultrasound, nuclear imaging and digital fluoroscopy. The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including DICOM and HL-7 standards.

We were a development stage company for accounting purposes, and were required to make certain related disclosures from January 1, 1998 (date of inception) through April 2002, at which time our WARPSPEED PACS/RIS software product became available for sale. From time to time, we have and will continue to derive revenues from the provision of radiology and imaging services to affiliated and nonaffiliated companies. However, management expects that we will derive our revenues in the future primarily from sales of our software products. We obtained our first contract for the sale of our software product and related hardware and maintenance services in August 2002. Accordingly, we are no longer in the development stage.

Although we have incurred recurring losses and negative cash flows from our operating activities since inception, we have cash and cash equivalents of approximately $47,000 and an approximate working capital deficiency of only $2,000 as of March 31, 2003. We expect a reduction in the level of such losses now that sales of the Company's software products have commenced. A substantial portion of our losses have been attributable to non-cash charges. As of March 31, 2003, certain stockholders of the Company had agreed to defer approximately $516,000 of compensation due them under their employment agreements as of that date until March 31, 2004 and to defer certain additional amounts that will accrue after March 31, 2003 which has and will continue to preserve our liquidity. During September 2002 we obtained a $75,000 working capital loan from a financial institution that we had not drawn on as of March 31, 2003. Management believes that as a result of the additional cash flows from the software product sales and our ability to draw on the working capital loan and defer payments to certain stockholders, we will be able to continue to meet our obligations as they become due through at least March 31, 2004. We also believe, but cannot assure, that if needed, we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues:

We were a development stage company from January 1, 1998 (date of inception) through April 2002, at which time our software was available for sale. During the three months ended March 31, 2003, we derived service revenue of approximately $151,000. In addition, during the three months ended March 31, 2003, we earned approximately $35,000 from the sale of our initial unit, as well as deferring approximately $58,000 of revenue relating to the sale which will be recognized ratably over the period in which we are required to provide maintenance and other services.

Research and Development Expenses:

During the three months ended March 31, 2003 we incurred research and development expenses of approximately $75,000 as compared with approximately $179,000 during the first quarter of 2002. These expenses consisted primarily of compensation to our three founders under their employment contracts. In addition, $75,000 of these expenses in the first quarter of 2002 was attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. During the first quarter of 2002, one of our founders was terminated for cause for breach of his employment agreement. As a result, our research and development expenses were reduced and should remain at this reduced level for the foreseeable future.

General and Administrative Expenses:

During the three months ended March 31, 2003, we incurred general and administrative expenses of approximately $108,000 as compared to approximately $83,000 during the first quarter of 2002. The increase of $25,000 is primarily attributable to an increase in payroll and other overhead items as well as additional costs incurred as we built up our infrastructure.


Sales and Marketing Expenses:

During the three months ended March 31, 2003, we began to incur marketing expenses as we introduced our product for sale. During this period, we incurred approximately $40,000 of such costs.

Net Loss:

As a result of the aforementioned, we incurred a loss of approximately $37,000 (or less than $.01 per share) for the three months ended March 31, 2003 as compared to a loss of approximately $255,000 ($.02 per share) for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2003, we had cash and cash equivalents and a working capital deficiency of $47,000 and $2,000, respectively. To date, the principal sources of our capital resources include proceeds from issuance of shares of common stock to our founders of $21,250 and the net proceeds from the private placement of units of common stock and warrants during 2000 of approximately $180,000. Then on October 15, 2000, we completed an initial public offering, whereby we sold units consisting of one share of common stock and one warrant to purchase one share of common stock and received aggregate proceeds of approximately $840,000. In addition, in January 2002, we sold 100,000 shares of our common stock to a Company wholly-owned by our principal stockholder at $.25 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $100,000. Then, during September 2002, we sold an additional 75,000 shares of our common stock to the same Company for $.28 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $21,000. To date, we received approximately $167,000 upon the exercise of warrants and issuance of shares of common stock. The aforementioned proceeds have been used for working capital and general corporate purposes.

In addition to the aforementioned equity transactions, we have funded a part of our accumulated loss of approximately $2,504,000 by having our founders defer approximately $516,000 of compensation due them under their employment agreements.

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

On February 11, 2003, we reduced the exercise price of our Class A $.40 warrants and our Class B $.50 warrants to $.20 during the period commencing February 18, 2003 and ending July 1, 2003. Thereafter, the exercise price will revert back to $.40 and $.50, respectively, until October 15, 2003 when they expire. During the three months ended March 31, 2003, we received $1,200 and issued 6000 shares of common stock upon the exercise of 6,000 warrants.

In February 2003, we went to contract for the installation of one of our systems at St. Anthony's Hospital, Warwick, NY. The system is being installed as an ASP, whereby payment is made on a per procedure basis. ITL will retain ownership of the assets for tax purposes, and St. Anthony's Hospital will pay for usage as an expense item. The management of Bon Secours has given St. Anthony's permission to proceed with the contracting process. Bon Secours Baltimore Health System, Inc. owns St. Anthony's.

ITEM 3. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation its disclosure controls and procedures. The Company's disclosure of controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. David Ryon, the Company's President, CEO and Principal Financial and Accounting Officer supervised and participated in this evaluation. Based on this evaluation. Dr. Ryon concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective.

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

                                    PART II

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

During the three months ended March 31, 2003, we received $1,200 and issued 6000 shares of common stock upon the exercise of 6000 warrants.

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




IMAGE TECHNOLOGY LABORATORIES, INC.
Date: May 15, 2003



/S/ DAVID RYON
--------------
David Ryon, CEO, President and
Principal Financial and
Accounting Officer

CERTIFICATIONS

I, DAVID RYON, certify that:

1. I have reviewed this Quarterly Report on form 10QSB of IMAGE TECHNOLOGY LABORATORIES, INC.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c. Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003


                                           /S/ DAVID RYON
                                           ------------------------
                                           David Ryon
                                           Chief Financial Officer

CERTIFICATIONS

I, DAVID RYON, certify that:

1. I have reviewed this Quarterly Report on form 10QSB of IMAGE TECHNOLOGY LABORATORIES, INC.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c. Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003


                    /S/  DAVID RYON
                    ----------------
                    David  Ryon

                    President, Chief Executive Officer