Form 10QSB
period 2003-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2003-08-14
CIK 1110648

FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                  602 ENTERPRISE DR., KINGSTON, NEW YORK 12401
                  --------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (845) 338-3366
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30, 2003 WAS
                                   12,687,462

                       Image Technology Laboratories, Inc.


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
Condensed Balance Sheet
    June 30, 2003 (Unaudited)                                               F-2

Condensed Statements of Operations
    Six and Three Months Ended June 30, 2003 and 2002 (Unaudited)           F-3

Condensed Statement of Changes in Stockholders' Equity (Deficiency)
    Six Months Ended June 30, 2003 (Unaudited)                              F-4

Condensed Statements of Cash Flows
    Six Months Ended June 30, 2003 and 2002 (Unaudited)                     F-5

Notes to Condensed Financial Statements (Unaudited)                        F-6/9



                                      * * *

                       Image Technology Laboratories, Inc.

                             Condensed Balance Sheet
                                  June 30, 2003


                                     ASSETS

Current assets:
    Cash and cash equivalents                                       $   144,284
    Prepaid expenses and other current assets                             1,615
                                                                    -----------
            Total current assets                                        145,899

Equipment and improvements, net                                          47,531
                                                                    -----------

            Total                                                   $   193,430
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                           $    41,882
    Notes payable to stockholders                                         5,200
                                                                    -----------
            Total current liabilities                                    47,082

Deferred revenues                                                        23,333
Accrued compensation payable to stockholders                            109,616
                                                                    -----------
            Total liabilities                                           180,031
                                                                    -----------

Stockholders' equity:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 12,687,462 shares issued and outstanding            126,875
    Additional paid-in capital                                        2,339,849
    Shares to be issued                                                  83,346
    Accumulated deficit                                              (2,551,671)
                                                                    -----------
            Total stockholders' equity                                   13,399
                                                                    -----------

            Total                                                   $   193,430
                                                                    ===========


                  See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

                       Condensed Statements of Operations
                Six and Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                         SIX MONTHS                             THREE MONTHS
                                                        ENDED JUNE 30,                          ENDED JUNE 30,
                                                 ----------------------------           ---------------------------
                                                     2003            2002                  2003            2002
                                                 ------------    ------------           -----------    ------------
Revenues:
    Service income                               $    295,069    $     76,550          $    143,961    $     69,250
    Software license fees                              70,000                                35,000
                                                 ------------    ------------          ------------    ------------
        Totals                                        365,069          76,550               178,961          69,250
                                                 ------------    ------------          ------------    ------------

Costs and expenses:
    Research and development                          150,000         278,750                75,000         100,000
    Sales and marketing                               124,686          12,761                84,855          12,761
    General and administrative                        175,293         197,478                67,270         113,140
                                                 ------------    ------------          ------------    ------------
        Totals                                        449,979         488,989               227,125         225,901
                                                 ------------    ------------          ------------    ------------

Net loss                                         $    (84,910)   $   (412,439)         $    (48,164)   $   (156,651)
                                                 ============    ============          ============    ============


Basic net loss per share                         $       (.01)   $       (.03)         $      ( - )    $       (.01)
                                                 ============    ============          ============    ============


Basic weighted average shares
    outstanding                                    13,747,366      13,161,588            13,761,691      13,207,266
                                                 ============    ============          ============    ============



                  See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

       Condensed Statement of Changes in Stockholders' Equity (Deficiency)
                         Six Months Ended June 30, 2003
                                   (Unaudited)


                                PREFERRED STOCK             COMMON STOCK
                           -----------------------   --------------------------    ADDI-                                  TOTAL
                            NUMBER                     NUMBER                      TIONAL       SHARES      ACCUMU-       STOCK-
                              OF                         OF                        PAID-IN      TO BE       LATED         HOLDERS'
                            SHARES         AMOUNT      SHARES          AMOUNT      CAPITAL      ISSUED      DEFICIT    (DEFICIENCY)
                           -----------  -----------  -----------    -----------  -----------  -----------  -----------  -----------
Balance, January 1, 2003     1,500,000  $    15,000   12,232,462    $   122,325  $ 1,827,395               $(2,466,761) $  (502,041)

Issuance of common stock
upon exercise of warrants                                455,000          4,550       86,450       83,346                   174,346

Accrued compensation
contributed to capital                                                               426,004                                426,004

Net loss                                                                                                       (84,910)     (84,910)
                           -----------  -----------  -----------    -----------  -----------  -----------  -----------  -----------
Balance, June 30, 2003       1,500,000  $    15,000   12,687,462    $   126,875  $ 2,339,849  $    83,346  $(2,551,671) $    13,399
                           ===========  ===========  ===========    ===========  ===========  ===========  ===========  ===========


See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                      2003                2002
                                                                  ------------       -------------
Operating activities:
    Net loss                                                         $ (84,910)          $(412,439)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization of equipment
            and improvements                                             5,836               4,598
        Amortization of unearned compensation                                              100,000
        Changes in operating assets and liabilities:
            Prepaid expenses and other current assets                    8,381
            Accounts payable and accrued expenses                        6,635               3,504
            Deferred revenues                                          (70,000)
            Accrued compensation payable to stockholders               (14,422)             71,154
                                                                     ---------           ---------
                Net cash used in operating activities                 (148,480)           (233,183)
                                                                     ---------           ---------

Investing activities - purchases of equipment                          (14,036)
                                                                     ---------

Financing activities:
    Proceeds from exercise of warrants                                 174,346              16,375
    Proceeds from private placement of common stock                                        100,000
                                                                     ---------           ---------
                Net cash provided by financing activities              174,346             116,375
                                                                     ---------           ---------

Net increase (decrease) in cash                                         11,830            (116,808)

Cash, beginning of period                                              132,454             151,730
                                                                     ---------           ---------
Cash, end of period                                                  $ 144,284           $  34,922
                                                                     =========           =========
Supplemental disclosure of noncash
investing and financing activities:
    Contribution of accrued compensation
    payable to stockholders to capital                               $ 426,004
                                                                     =========

See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation:

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2003, its results of operations for the six and three months ended June 30, 2003 and 2002, changes in stockholders' equity (deficiency) for the six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 and 2002. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

            The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2003.

            The Company was a development stage company for accounting purposes, and was required to make certain related disclosures from January 1, 1998 (date of inception) through April 2002, at which time its "PACS" software product became available for sale (see Notes 1 and 2 to the financial statements in the Form 10-KSB). From time to time, the Company has and will continue to derive revenues from the provision of radiology and imaging services to affiliated and nonaffiliated companies. However, management expects that the Company will derive its revenues in the future primarily from sales of its software products. The Company obtained its first contract for the sale of its software product and related hardware and maintenance services in August 2002. Accordingly, the Company is no longer in the development stage.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):

            Although the Company has incurred recurring losses and negative cash flows from operating activities since its inception, the Company had cash and cash equivalents of approximately $144,000 and working capital of approximately $99,000 as of June 30, 2003. Management expects a reduction in the level of such losses now that sales of the Company's software products have commenced. A substantial portion of the Company's losses, historically, have been attributable to noncash charges. As of June 30, 2003, a stockholder of the Company had agreed to defer approximately $110,000 of compensation due him under his employment agreement as of that date until July 1, 2004 and to defer certain additional amounts that will accrue after June 30, 2003 which has and will continue to preserve the Company's liquidity. During September 2002, the Company obtained a $75,000 working capital line of credit from a financial institution that it had not used as of June 30, 2003. Management believes that as a result of the additional cash flows from the software product sales and the Company's ability to draw on the working loan and defer payments to certain stockholders, the Company will be able to continue to meet its obligations as they become due through at least June 30, 2004. Management also believes, but cannot assure, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.


Note 2 - Earnings (loss) per share:

            The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

            The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the six and three months ended June 30, 2003 and 2002, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

            Since the Company had net losses for the six and three months ended June 30, 2003 and 2002, the assumed effects of the exercise of options to purchase 2,000,000 and 3,000,000 common shares outstanding at June 30, 2003 and 2002, respectively, and warrants to purchase 2,868,512 and 3,492,512 common shares outstanding at June 30, 2003 and 2002, respectively, therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations for those periods as the results would be anti-dilutive.

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

            During the six months ended June 30, 2003, the Company received $174,346 upon the exercise of Class A and B warrants for the purchase of 871,730 shares of common stock at $.20 per share, of which 455,000 shares were issued and outstanding as of June 30, 2003. The balance of the shares will be issued as soon as administratively feasible. As of June 30, 2003, Class A and Class B warrants for the purchase of a total of 2,868,512 remained outstanding (see Note 5 in the Form 10-KSB).

            During July 2003, the Company received approximately $49,000 upon the exercise of additional Class A and B warrants for the purchase of approximately 245,000 shares of common stock at $.20 per share. In addition, the Company issued 83,333 shares of common stock as compensation to an investment banker, one of the original consultants, in accordance with the terms of the sale of units in the initial public offering.

Note 4 - Stock options:

            During the six months ended June 30, 2003, the Company cancelled options it had previously granted to one of its founders for the purchase of 1,000,000 shares of its common stock at $.33 per share in connection with the termination of his employment contract.

            In addition, the Company granted options to a newly-hired sales director for the purchase of 100,000 shares of its common stock at $.18 per share (the fair value at the date of grant) that are exercisable through January 2004.

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

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 4 - Stock options (concluded):

                                                     SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                              -----------------------------       ---------------------------
                                                 2003              2002              2003             2002
                                              -----------      ------------       -----------     -----------
         Net loss - as reported               $   (84,910)     $   (412,439)      $   (48,164)    $  (156,651)

         Deduct total stock-based employee
             compensation expense determined
             under a fair value based method
             for all awards                        (2,000)          (80,000)              --          (40,000)
                                              -----------      ------------       -----------     -----------
         Net loss - pro forma                 $   (86,910)     $   (492,439)      $   (48,164)    $  (196,651)
                                              ===========      ============       ===========     ===========
         Net loss per share:
             Basic - as reported              $      (.01)     $       (.03)      $      ( - )    $      (.01)
                                              ===========      ============       ===========     ===========

             Basic - pro forma                $      (.01)     $       (.04)      $      ( - )    $      (.02)
                                              ===========      ============       ===========     ===========

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


Note 6 - Accrued compensation payable to stockholders:

            During the six months ended June 30, 2003, the Company's principal stockholder contributed $426,004 of compensation owed to him to capital.



                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The following is a discussion of certain factors affecting our results of operations, liquidity, and capital resources. You should read the following discussion and analysis in conjunction with our unaudited condensed financial statements and related notes which are included elsewhere in this filing.

We have entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. We have developed a fully integrated "radiology information system/picture archiving and communications", known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as: computerized tomography, or CT scans Magnetic resonance imaging, or MRIs, ultrasound, nuclear imaging and digital fluoroscopy. The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including DICOM and HL-7 standards.

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

Although we have incurred recurring losses and negative cash flows from our operating activities since inception, we have cash and cash equivalents of approximately $144,000 and working capital of approximately $99,000 as of June 30, 2003. We expect a reduction in the level of our operating losses now that sales of our software products have commenced. A substantial portion of our historic operating losses have been attributable to non-cash charges. As of June 30, 2003, one of our stockholders agreed to defer approximately $110,000 of compensation due him under his employment agreement as of that date until June 30, 2004 and to defer certain additional amounts that will accrue after June 30, 2003, if necessary. During September 2002, we obtained a $75,000 working capital line of credit from a financial institution that we had not drawn on as of June 30, 2003. Management believes that as a result of the additional cash flows from the software product sales and our ability to draw on the working capital loan and defer payments to certain stockholders, we will be able to continue to meet our obligations as they become due through at least June 30, 2004. We also believe, but cannot assure, that if needed, we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED June 30, 2003 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002.

Revenues:

We were a development stage company from January 1, 1998 (date of inception) through April 2002, at which time our software was available for sale. During the six and three months ended June 30, 2003, we derived service revenue of approximately $295,000 and $144,000 respectively as compared to approximately $77,000 and $69,000 for the comparable prior periods. In addition, during the six and three months ended June 30, 2003, we earned approximately $70,000 and $35,000 respectively, from the sale of our initial unit, as well as deferring approximately $23,000 of revenue relating to the sale which will be recognized ratably over the period in which we are required to provide maintenance and other services.

Research and Development Expenses:

During the six months and three months ended June 30, 2003, we incurred research and development expenses of approximately $150,000 and $75,000, respectively, as compared with approximately $279,000 and $100,000 in the comparable prior periods. These expenses consisted primarily of compensation to our founders under their employment contracts. In addition, $75,000 of these expenses in the first quarter of 2002 was attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. During the first quarter of 2002, one of our founders was terminated for cause for breach of his employment agreement. As a result, our research and development expenses were reduced and should remain at this reduced level for the foreseeable future.

General and Administrative Expenses:

During the six-month and three months ended June 30, 2003, we incurred general and administrative expenses of approximately $175,000 and $67,000, respectively, as compared to approximately $197,000 and $113,000 in the comparable prior periods. The decrease in these periods is primarily attributable to us initially building our infrastructure during 2002 and then identifying and eliminating certain non-critical positions or expenditures at our current stage. In the future, certain of these costs will be incurred or increased.

Sales and Marketing Expenses:

During the six months and three months ended June 30, 2003, we began to incur marketing expenses as we introduced our product for sale. During this period, we incurred approximately $125,000 and $85,000, respectively, of such costs. For both the six and three months ended June 30, 2002, we only incurred approximately $13,000 of such costs.

Net Loss:

As a result of the aforementioned, we incurred a loss of approximately $85,000 ($.01 per share) and $48,000 (or less than $.01 per share) for the six and three months ended June 30, 2003, respectively, as compared to a loss of approximately $412,000 ($.03 per share) and $157,000 ($.01 per share) for the six and three months ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2003, we had cash and cash equivalents of $144,000 and working capital surplus of $99,000. To date, the principal sources of our capital resources include proceeds from issuance of shares of common stock to our founders of $21,250 and the net proceeds from the private placement of units of common stock and warrants during 2000 of approximately $180,000. On October 15, 2000, we completed an initial public offering, whereby we sold units consisting of one share of common stock and one warrant to purchase one share of common stock and received aggregate proceeds of approximately $840,000. In addition, in January 2002, we sold 100,000 shares of our common stock to a Company wholly owned by our principal stockholder at $.25 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $100,000. Then, during September 2002, we sold an additional 75,000 shares of our common stock to the same Company for $.28 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $21,000. In the first half of 2003, we raised approximately $174,000 from the exercise of our warrants. The aforementioned proceeds have been used for working capital and general corporate purposes.

In addition to the aforementioned equity transactions, we have funded a part of our accumulated loss of approximately $2,552,000 by having our founders defer approximately $536,000 of compensation due them under their employment agreements. Of that amount, the principal shareholder has agreed to contribute approximately $426,000 to our capital.

In September 2002, we applied for, and received, a line of credit from M & T Bank for one year in the amount of $75,000. Management believes the terms of the agreement are favorable to the Company.

We have executed a five-year lease (at $700 per month) for office space at "Tech City", formally the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for both our growing research and development team and a sales/marketing force.

On February 11, 2003, we reduced the exercise price of our Class A $.40 warrants and our Class B $.50 warrants to $.20 during the period commencing February 18, 2003 and ending July 1, 2003. Thereafter, the exercise price will revert back to $.40 and $.50, respectively, until October 15, 2003 when they expire. During the six months ended June 30, 2003, we received approximately $174,000 upon the exercise of Class A and B warrants for the purchase of approximately 872,000 shares of common stock at $.20 per share, of which 455,000 shares were issued and outstanding as of June 30, 2003. The balance of the shares will be issued as soon as administratively feasible. During July 2003, we received approximately $49,000 upon the exercise of additional Class A and B warrants for the purchase of approximately 245,000 shares of common stock at $.20 per share.

In May 2003, we signed a Five Year contract with Park Avenue Associates in Radiology, P.C. to install and maintain our WarpSpeed PACS/RIS System in one of their outpatient imaging centers. We should commence earning revenue under the aforementioned contract during the third quarter of 2003.

We have entered into Letter of Intent with St. Anthony's Hospital, Warwick, NY. Management expects the final contract to close by the end of September. We expect to commence earning revenues under this agreement during the fourth quarter of 2003.

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




                                     PART II

Item 1. Legal Proceedings. None

Item 2. Changes in Securities.

During the six months ended June 30, 2003, we received approximately $174,000 upon the exercise of Class A and B warrants for the purchase of approximately 872,000 shares of common stock at $.20 per share, of which 455,000 shares were issued and outstanding as of June 30, 2003 and the balance of the shares will be issued as soon as administratively feasible. During July 2003, we received approximately $49,000 upon the exercise of additional Class A and B warrants for the purchase of approximately 245,000 shares of common stock at $.20 per share.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this item.

Item 5. Other Information. There are no reportable events relating to this item.

Item 6. Exhibits and Reports on Form 8-K.

(A) 31.1 and 31.2. (B) None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




IMAGE TECHNOLOGY LABORATORIES, INC.
Date: August 13, 2003


/S/ DAVID RYON
------------------------------
David Ryon, CEO, President and
Principal Financial and
Accounting Officer