Form 10QSB
period 2003-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2003-11-13
CIK 1110648

FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2003 WAS
                                   13,251,278

                       Image Technology Laboratories, Inc.




                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Condensed Balance Sheet
    September 30, 2003 (Unaudited)                                           F-2

Condensed Statements of Operations
    Nine and Three Months Ended September 30, 2003 and 2002 (Unaudited)      F-3

Condensed Statement of Changes in Stockholders' Deficiency
    Nine Months Ended September 30, 2003 (Unaudited)                         F-4

Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2003 and 2002 (Unaudited)                F-5

Notes to Condensed Financial Statements (Unaudited)                       F-6/10



                                      * * *


                       Image Technology Laboratories, Inc.

                             Condensed Balance Sheet
                               September 30, 2003





                                     ASSETS

Current assets:
    Cash and cash equivalents                                       $   147,738
    Prepaid expenses and other current assets                             2,676
                                                                    -----------
            Total current assets                                        150,414

Equipment and improvements, net                                         181,781
                                                                    -----------

            Total                                                   $   332,195
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses                           $    41,344
    Notes payable to stockholders                                         5,200
    Note payable - bank                                                  70,833
                                                                    -----------
            Total current liabilities                                   117,377

Deferred revenues                                                       128,333
Accrued compensation payable to stockholders                            130,693
                                                                    -----------
            Total liabilities                                           376,403
                                                                    -----------

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shares
        authorized; 1,500,000 shares issued and outstanding              15,000
    Common stock, par value $.01 per share; 50,000,000 shares
        authorized; 13,251,278 shares issued and outstanding            132,513
    Additional paid-in capital                                        2,473,305
    Accumulated deficit                                              (2,665,026)
                                                                    -----------
            Total stockholders' deficiency                              (44,208)
                                                                    -----------

            Total                                                   $   332,195
                                                                    ===========








See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.

                       Condensed Statements of Operations
             Nine and Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                           NINE MONTHS                    THREE MONTHS
                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                 ----------------------------    ----------------------------
                                      2003            2002           2003           2002
                                 ------------    ------------    ------------    ------------

Revenues:
    Service income               $    432,308    $    207,800    $    137,239    $    131,250
    Software license fees             105,000          11,667          35,000          11,667
                                 ------------    ------------    ------------    ------------

        Totals                        537,308         219,467         172,239         142,917
                                 ------------    ------------    ------------    ------------

Costs and expenses:
    Research and development          225,000         378,750          75,000         100,000
    Sales and marketing               213,858          65,626          89,172          52,865
    General and administrative        296,715         316,310         112,422         118,832
                                 ------------    ------------    ------------    ------------
        Totals                        735,573         760,686         276,594         271,697
                                 ------------    ------------    ------------    ------------

Net loss                         $   (198,265)   $   (541,219)   $   (104,355)   $   (128,780)
                                 ============    ============    ============    ============


Basic net loss per share         $       (.01)   $       (.04)   $       (.01)   $       (.01)
                                 ============    ============    ============    ============


Basic weighted average shares
    outstanding                    14,056,046      13,287,998      14,663,025      13,669,962
                                 ============    ============    ============    ============








See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.

           Condensed Statement of Changes in Stockholders' Deficiency
                      Nine Months Ended September 30, 2003
                                   (Unaudited)




                                       PREFERRED STOCK               COMMON STOCK
                                  -------------------------   -------------------------                                   TOTAL
                                   NUMBER                        NUMBER                   ADDITIONAL                   STOCKHOLDERS'
                                     OF                            OF                       PAID-IN      ACCUMULATED      EQUITY
                                   SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL        DEFICIT     (DEFICIENCY)
                                   ------         ------         ------        ------       -------        -------     ------------
Balance, January 1, 2003          1,500,000    $    15,000     12,232,462   $   122,325   $ 1,827,395   $(2,466,761)   $  (502,041)

Return of common stock in
  settlement of dispute                                          (200,000)       (2,000)        2,000

Issuance of common stock upon
   exercise of warrants                                         1,188,816        11,888       209,206                      221,094

Accrued compensation
  contributed to capital                                                                      426,004                      426,004

Issuance of common
  stock to directors                                               30,000           300         8,700                        9,000

Net loss                                                                                                   (198,265)      (198,265)
                                -----------    -----------    -----------   -----------   ------------  -----------    -----------

Balance, September 30, 2003       1,500,000    $    15,000     13,251,278   $   132,513   $ 2,473,305   $(2,665,026)   $   (44,208)
                                ===========    ===========    ===========   ===========   ===========   ===========    ===========










See Notes to Condensed Financial Statements.



                       Image Technology Laboratories, Inc.

                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                                               2003         2002
                                                            ---------    ---------

Operating activities:
    Net loss                                                $(198,265)   $(541,219)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization of equipment
            and improvements                                    7,892        6,896
        Amortization of unearned compensation                              125,000
        Amortization of unearned marketing expenses                         56,250
        Issuance of common stock to directors                   9,000
        Changes in operating assets and liabilities:
            Prepaid expenses and other current assets           7,320
            Accounts payable and accrued expenses               6,097       17,776
            Deferred revenues                                  35,000      128,333
            Accrued compensation payable to stockholders        6,655      109,539
                                                            ---------    ---------
                Net cash used in operating activities        (126,301)     (97,425)
                                                            ---------    ---------

Investing activities - purchases of equipment                (150,342)
                                                            ---------

Financing activities:
    Proceeds from note payable - bank                          70,833
    Proceeds from exercise of warrants                        221,094       16,375
    Proceeds from private placement of common stock                        121,000
                                                            ---------    ---------
                Net cash provided by financing activities     291,927      137,375
                                                            ---------    ---------

Net increase in cash                                           15,284       39,950

Cash, beginning of period                                     132,454      151,730
                                                            ---------    ---------

Cash, end of period                                         $ 147,738    $ 191,680
                                                            =========    =========


Supplemental disclosure of
  cash flow information
    Interest paid                                           $     772
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
                                                            =========


See Notes to Condensed Financial Statements.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation:
                  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2003, its results of operations for the nine and three months ended September 30, 2003 and 2002, changes in stockholders' deficiency for the nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 and 2002. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2002 and for the years ended December 31, 2002 and 2001 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

                  The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2003.

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

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of presentation (concluded):
                  Although the Company has incurred recurring losses and negative cash flows from operating activities since its inception, the Company had cash and cash equivalents of approximately $148,000 and working capital of approximately $33,000 as of September 30, 2003. Management expects a reduction in the level of such losses now that sales of the Company's software products have commenced. A substantial portion of the Company's losses, historically, have been attributable to noncash charges. As of September 30, 2003, certain stockholders of the Company had agreed to defer approximately $131,000 of compensation due them under their employment agreements as of that date until October 1, 2004 and to defer certain additional amounts that will accrue after September 30, 2003 which has and will continue to preserve the Company's liquidity. Management believes that as a result of the additional cash flows from the software product sales and the Company's ability to defer payments to certain stockholders, the Company will be able to continue to meet its obligations as they become due through at least September 30, 2004. Management also believes, but cannot assure, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.


Note 2 - Earnings (loss) per share:
                  The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

                  The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the nine and three months ended September 30, 2003 and 2002, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                  Since the Company had net losses for the nine and three months ended September 30, 2003 and 2002, the assumed effects of the exercise of options to purchase 2,000,000 and 3,000,000 common shares outstanding at September 30, 2003 and 2002, respectively, and warrants to purchase 1,999,029 and 3,429,512 common shares outstanding at September 30, 2003 and 2002, respectively, therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations for those periods as the results would be anti-dilutive.

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

                  During the nine months ended September 30, 2003, the Company received $221,094 upon the exercise of Class A and Class B warrants for the purchase of 1,105,483 shares of common stock at $.20 per share. As of September 30, 2003, Class A and Class B warrants for the purchase of a total of 1,999,029 remained outstanding (see Note 5 in the Form 10-KSB) and expired unexercised on October 15, 2003. In addition, the Company issued 83,333 shares of common stock as compensation to the investment banker in accordance with the terms of the sale of units in the initial public offering.


Note 4 - Stock options:
                  During the nine months ended September 30, 2003, the Company cancelled options it had previously granted to one of its founders for the purchase of 1,000,000 shares of its common stock at $.33 per share in connection with the termination of his employment contract. In addition, the Company granted options to a newly-hired sales director for the purchase of 100,000 shares of its common stock at $.18 per share (the fair value at the date of grant) that are exercisable through January 2013.

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

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 4 - Stock options (concluded):

                                                   NINE MONTHS ENDED        THREE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                ----------------------    -----------------------
                                                   2003         2002         2003          2002
                                                ---------    ---------    ----------    ---------


     Net loss - as reported                     $(198,265)   $(541,219)   $ (104,355)   $(128,780)

     Deduct total stock-based employee
          compensation expense determined
          under a fair value based method
          for all awards                           (2,000)    (120,000)         --        (40,000)
                                                ---------    ---------    ----------    ---------

     Net loss - pro forma                       $(200,265)   $(661,219)   $ (104,355)   $(168,780)
                                                =========    =========    ==========    =========

     Net loss per share:
          Basic - as reported                   $    (.01)   $    (.04)   $     (.01)   $    (.01)
                                                =========    =========    ==========    =========

          Basic - pro forma                     $    (.01)   $    (.05)   $     (.01)   $    (.01)
                                                =========    =========    ==========    =========


Note 5 - Shares for services:
                  During January 2002, the Company agreed to issue 450,000 shares of common stock and warrants to purchase 100,000 shares of common stock in exchange for the provision of marketing services by an investor relations firm. The Company recorded the fair value of the shares of $112,500 on the date of the agreement as unearned marketing expense. The shares and warrants became issuable and were issued in June 2002.

                  Under the agreement, the investor relations firm was required to provide the marketing services over the six month period that commenced in July 2002, and the Company amortized the unearned marketing expense over that period. However, during that period, disputes arose related to those services. On December 31, 2002, the disputes were resolved and the investor relations firm agreed to return 200,000 shares of common stock and allow the Company to cancel the warrants it had issued for the purchase of 100,000 shares. During the nine months ended September 30, 2003, the investor relations firm returned the 200,000 shares of common stock and the Company cancelled them.


Note 6 - Directors fees:
                  During September 2003, the Company agreed to issue to its Board of Directors 30,000 shares of common stock as directors' fees. The Company recorded the fair value of the shares of $9,000 on the date they agreed to issue them as directors' fees.

                       Image Technology Laboratories, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 7 - Accrued compensation payable to stockholders:
                  During the nine months ended September 30, 2003, the Company's principal stockholder contributed $426,004 of compensation owed to him to capital.



                                      * * *

OPERATIONS

OVERVIEW

THE FOLLOWING IS A DISCUSSION OF CERTAIN FACTORS AFFECTING OUR RESULTS OF OPERATIONS, LIQUIDITY, AND CAPITAL RESOURCES. YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR UNAUDITED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES, WHICH ARE INCLUDED ELSEWHERE IN THIS FILING. WE HAVE ENTERED THE MEDICAL IMAGE MANAGEMENT SEGMENT OF THE HEALTHCARE INFORMATION SYSTEMS MARKET.

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

WE WERE A DEVELOPMENT STAGE COMPANY FOR ACCOUNTING PURPOSES, AND WERE REQUIRED TO MAKE CERTAIN RELATED DISCLOSURES FROM JANUARY 1, 1998 (DATE OF INCEPTION) THROUGH APRIL 2002, AT WHICH TIME OUR WARPSPEED PACS/RIS SYSTEM BECAME AVAILABLE FOR SALE. FROM TIME TO TIME, WE HAVE AND WILL CONTINUE TO DERIVE REVENUES FROM THE PROVISION OF RADIOLOGY AND IMAGING SERVICES TO AFFILIATED AND NONAFFILIATED COMPANIES. HOWEVER, MANAGEMENT EXPECTS THAT WE WILL DERIVE OUR REVENUES IN THE FUTURE PRIMARILY FROM SALES OF OUR SYSTEMS. WE OBTAINED OUR FIRST CONTRACT FOR THE SALE OF OUR SOFTWARE PRODUCT AND RELATED HARDWARE AND MAINTENANCE SERVICES IN AUGUST 2002. ACCORDINGLY, WE ARE NO LONGER IN THE DEVELOPMENT STAGE.

ALTHOUGH WE HAVE INCURRED RECURRING LOSSES AND NEGATIVE CASH FLOWS FROM OUR OPERATING ACTIVITIES SINCE INCEPTION, WE HAVE CASH AND CASH EQUIVALENTS OF APPROXIMATELY $148,000 AND WORKING CAPITAL OF APPROXIMATELY $33,000 AS OF SEPTEMBER 30, 2003. WE EXPECT A REDUCTION IN THE LEVEL OF OUR OPERATING LOSSES NOW THAT SALES OF OUR SOFTWARE PRODUCTS HAVE COMMENCED. A SUBSTANTIAL PORTION OF OUR HISTORIC OPERATING LOSSES HAVE BEEN ATTRIBUTABLE TO NON-CASH CHARGES. AS OF SEPTEMBER 30, 2003, CERTAIN OF OUR STOCKHOLDERS HAD AGREED TO DEFER APPROXIMATELY $131,000 OF COMPENSATION DUE THEM UNDER THEIR EMPLOYMENT AGREEMENT AS OF THAT DATE UNTIL OCTOBER 1, 2004 AND TO DEFER CERTAIN ADDITIONAL AMOUNTS THAT WILL ACCRUE AFTER SEPTEMBER 30, 2003, IF NECESSARY. DURING SEPTEMBER 2002, WE OBTAINED A $75,000 WORKING CAPITAL LINE OF CREDIT FROM M AND T BANK. THE PROCEEDS OF THIS LOAN WERE UTILIZED FOR THE PURCHASE OF CAPITAL EQUIPMENT FOR THE PARK AVENUE INSTALLATION, WHICH WAS COMPLETED IN THE THIRD QUARTER. MANAGEMENT BELIEVES THAT AS A RESULT OF THE ADDITIONAL CASH FLOWS FROM THE SOFTWARE PRODUCT SALES AND OUR ABILITY TO DEFER PAYMENTS TO CERTAIN STOCKHOLDERS, WE WILL BE ABLE TO CONTINUE TO MEET OUR OBLIGATIONS AS THEY BECOME DUE THROUGH AT LEAST SEPTEMBER 30, 2004. WE ALSO BELIEVE, BUT CANNOT ASSURE, THAT IF NEEDED, WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL RESOURCES FROM FINANCING THROUGH FINANCIAL INSTITUTIONS AND OTHER UNRELATED SOURCES AND/OR THROUGH ADDITIONAL RELATED PARTY LOANS.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

OUR DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE BASED UPON OUR CONDENSED FINANCIAL STATEMENTS, WHICH HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. THE PREPARATION OF THESE FINANCIAL STATEMENTS REQUIRES US TO MAKE ESTIMATES AND JUDGEMENTS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS, LIABILITIES, REVENUES AND EXPENSES, AND RELATED DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES. ON AN ON-GOING BASIS, WE EVALUATE OUR ESTIMATES, INCLUDING THOSE RELATED TO DEPRECIATION AND DEFERRAL OF REVENUE. WE BASE OUR ESTIMATES ON HISTORICAL EXPERIENCE AND ON VARIOUS OTHER ASSUMPTIONS THAT ARE BELIEVED TO BE REASONABLE UNDER THE CIRCUMSTANCES, THE RESULTS OF WHICH FORM THE BASIS FOR MAKING JUDGMENTS ABOUT THE CARRYING VALUES OF ASSETS AND LIABILITIES THAT ARE NOT READILY APPARENT FROM OTHER SOURCES. ACTUAL RESULTS MAY DIFFER FROM THOSE ESTIMATES UNDER DIFFERENT ASSUMPTIONS OR CONDITIONS.

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUES:

WE WERE A DEVELOPMENT STAGE COMPANY FROM JANUARY 1, 1998 (DATE OF INCEPTION) THROUGH APRIL 2002, AT WHICH TIME OUR SOFTWARE WAS AVAILABLE FOR SALE. DURING THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003, WE DERIVED SERVICE REVENUE OF APPROXIMATELY $432,000 AND $137,000 RESPECTIVELY AS COMPARED TO APPROXIMATELY $208,000 AND $131,000 FOR THE COMPARABLE PRIOR PERIODS. IN ADDITION, DURING THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003, WE EARNED APPROXIMATELY $105,000 AND $35,000 RESPECTIVELY, FROM THE SALE OF OUR INITIAL UNIT, AS WELL AS DEFERRING APPROXIMATELY $35,000 OF ADDITIONAL REVENUE ( OR $128,000 IN TOTAL) RELATING TO THE SALE OF OUR INITIAL UNIT WHICH WILL BE RECOGNIZED RATABLY OVER THE PERIOD IN WHICH WE ARE REQUIRED TO PROVIDE MAINTENANCE AND OTHER SERVICES.

RESEARCH AND DEVELOPMENT EXPENSES:

DURING THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003, WE INCURRED RESEARCH AND DEVELOPMENT EXPENSES OF APPROXIMATELY $225,000 AND $75,000, RESPECTIVELY, AS COMPARED WITH APPROXIMATELY $379,000 AND $100,000 IN THE COMPARABLE PRIOR PERIODS. THESE EXPENSES CONSISTED PRIMARILY OF COMPENSATION TO OUR FOUNDERS UNDER THEIR EMPLOYMENT CONTRACTS. IN ADDITION, $75,000 OF THESE EXPENSES IN THE FIRST QUARTER OF 2002 WAS ATTRIBUTABLE TO COMPENSATION ASSOCIATED WITH THE ISSUANCE OF THE SHARES OF PREFERRED STOCK TO THE FOUNDERS, A NON-CASH CHARGE. DURING THE FIRST QUARTER OF 2002, ONE OF OUR FOUNDERS WAS TERMINATED FOR CAUSE FOR BREACH OF HIS EMPLOYMENT AGREEMENT. AS A RESULT, OUR RESEARCH AND DEVELOPMENT EXPENSES WERE REDUCED AND SHOULD REMAIN AT THIS REDUCED LEVEL FOR THE FORESEEABLE FUTURE.

GENERAL AND ADMINISTRATIVE EXPENSES:

DURING THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003, WE INCURRED GENERAL AND ADMINISTRATIVE EXPENSES OF APPROXIMATELY $297,000 AND $112,000, RESPECTIVELY, AS COMPARED TO APPROXIMATELY $316,000 AND $119,000 IN THE COMPARABLE PRIOR PERIODS. THE DECREASE IN THESE PERIODS IS PRIMARILY ATTRIBUTABLE TO US INITIALLY BUILDING OUR INFRASTRUCTURE DURING 2002 AND THEN IDENTIFYING AND ELIMINATING CERTAIN NON-CRITICAL POSITIONS OR EXPENDITURES AT OUR CURRENT STAGE. IN THE FUTURE, CERTAIN OF THESE COSTS WILL BE INCURRED OR INCREASED.

SALES AND MARKETING EXPENSES:

DURING THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003, WE BEGAN TO INCUR MARKETING EXPENSES AS WE INTRODUCED OUR PRODUCT FOR SALE. DURING THIS PERIOD, WE INCURRED APPROXIMATELY $214,000 AND $89,000, RESPECTIVELY, AS COMPARED TO APPROXIMATELY $66,000 AND $53,000 IN THE COMPARABLE PRIOR PERIODS.

NET LOSS:

AS A RESULT OF THE AFOREMENTIONED, WE INCURRED A LOSS OF APPROXIMATELY $198,000 ($.01 PER SHARE) AND $104,000 ($.01 PER SHARE) FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003, RESPECTIVELY, AS COMPARED TO A LOSS OF APPROXIMATELY $541,000 ($.04 PER SHARE) AND $129,000 ($.01 PER SHARE) FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

AS OF SEPTEMBER 30, 2003, WE HAD CASH AND CASH EQUIVALENTS OF $148,000 AND WORKING CAPITAL SURPLUS OF $33,000. TO DATE, THE PRINCIPAL SOURCES OF OUR CAPITAL RESOURCES INCLUDE PROCEEDS FROM ISSUANCE OF SHARES OF COMMON STOCK TO OUR FOUNDERS OF $21,250 AND THE NET PROCEEDS FROM THE PRIVATE PLACEMENT OF UNITS OF COMMON STOCK AND WARRANTS DURING 2000 OF APPROXIMATELY $180,000. ON OCTOBER 15, 2000, WE COMPLETED AN INITIAL PUBLIC OFFERING, WHEREBY WE SOLD UNITS CONSISTING OF ONE SHARE OF COMMON STOCK AND ONE WARRANT TO PURCHASE ONE SHARE OF COMMON STOCK AND RECEIVED AGGREGATE PROCEEDS OF APPROXIMATELY $840,000. IN ADDITION, IN JANUARY 2002, WE SOLD 400,000 SHARES OF OUR COMMON STOCK TO THE PENSION FUND OF OUR PRINCIPAL STOCKHOLDER AT $.25 PER SHARE (THE APPROXIMATE FAIR VALUE OF THE SHARES AT THE TIME OF SALE) AND RECEIVED PROCEEDS OF $100,000. THEN, DURING SEPTEMBER 2002, WE SOLD AN ADDITIONAL 75,000 SHARES OF OUR COMMON STOCK TO THE SAME PENSION FUND FOR $.28 PER SHARE (THE APPROXIMATE FAIR VALUE OF THE SHARES AT THE TIME OF SALE) AND RECEIVED PROCEEDS OF $21,000. IN THE FIRST NINE MONTHS OF 2003, WE RAISED APPROXIMATELY $221,000 FROM THE EXERCISE OF OUR WARRANTS. WE ALSO RECEIVED NET PROCEEDS OF $71,000 DRAWN UNDER A $75,000 BANK LOAN FROM M & T BANK. THE AFOREMENTIONED PROCEEDS HAVE BEEN USED FOR WORKING CAPITAL, CAPITAL EQUIPMENT, AND GENERAL CORPORATE PURPOSES. IN ADDITION TO THE AFOREMENTIONED EQUITY TRANSACTIONS, WE HAVE FUNDED A PART OF OUR ACCUMULATED LOSS OF APPROXIMATELY $2,665,000 BY HAVING OUR FOUNDERS DEFER APPROXIMATELY $557,000 OF COMPENSATION DUE THEM UNDER THEIR EMPLOYMENT AGREEMENTS. OF THAT AMOUNT, THE PRINCIPAL SHAREHOLDER HAS AGREED TO CONTRIBUTE APPROXIMATELY $426,000 TO OUR CAPITAL. WE HAVE EXECUTED A FIVE-YEAR LEASE (AT $700 PER MONTH) FOR OFFICE SPACE AT "TECH CITY", FORMALLY THE IBM FACILITY IN KINGSTON, NY. TECH CITY HAS BECOME THE HOME OF MANY HIGH TECHNOLOGY FIRMS IN THE HUDSON VALLEY. THE SPACE IS SUFFICIENT FOR BOTH OUR GROWING RESEARCH AND DEVELOPMENT TEAM AND A SALES/MARKETING FORCE.

       IN MAY 2003, WE SIGNED A FIVE YEAR CONTRACT WITH PARK AVENUE ASSOCIATES IN RADIOLOGY, P.C. TO INSTALL AND MAINTAIN OUR WARPSPEED PACS/RIS SYSTEM IN ONE OF THEIR OUTPATIENT IMAGING CENTERS. THIS INSTALLATION WAS COMPLETED AND WE SHOULD COMMENCE EARNING REVENUE UNDER THE AFOREMENTIONED CONTRACT DURING THE FORTH QUARTER OF 2003. WE HAVE ENTERED INTO LETTER OF INTENT WITH ST. ANTHONY'S HOSPITAL, WARWICK, NY. MANAGEMENT EXPECTS THE FINAL CONTRACT TO CLOSE BY THE END OF THE FORTH QUARTER. WE EXPECT TO COMMENCE EARNING REVENUES UNDER THIS AGREEMENT DURING THE FIRST QUARTER OF 2004.








ITEM 3.

CONTROLS AND PROCEDURES

UNDER THE SUPERVISION AND WITH THE PARTICIPATION OF OUR MANAGEMENT, INCLUDING OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER, WE HAVE EVALUATED THE EFFECTIVENESS OF THE DESIGN AND OPERATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES PURSUANT TO EXCHANGE ACT RULE13A-15 AS OF THE END OF THE PERIOD COVRED BY THIS QUARTERLY REPORT. BASED UPON THEIR EVALUATION, OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER HAVE CONCLUDED THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE IN TIMELY ALERTING THEM TO MATERIAL INFORMATION RELATING TO US REQUIRED TO BE INCLUDED IN OUR PERIODIC SEC FILINGS. THERE WERE NO SIGNIFICANT CHANGES IN OUR INTERNAL CONTROLS OR IN FACTORS THAT COULD SIGNIFICANTLY AFFECT THESE CONTROLS SUBSEQUENT TO THE DATE
OF THE EVALUATION. CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES ACT OF 1935.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS.

DURING THE THIRD QUARTER, THE COMPANY ENTERED INTO, AND HAS SINCE CONCLUDED, BINDING ARBITRATION WITH CARLTON PHELPS PERTAINING TO CERTAIN PROVISIONS OF HIS EMPLOYMENT AGREEMENT EXECUTED DECEMBER 1999. A DECISION IS PENDING AND IS SCHEDULED FOR RELEASE BY THE ARBITRATOR ON JANUARY 14, 2004. IT IS THE OPINION OF MANAGEMENT THAT THE COMPANY WILL PREVAIL IN THESE MATTERS, AND THERE WILL BE NO MATERIAL EFFECT ON THE COMPANY, OR ITS OPERATIONS.

ITEM 2.

CHANGES IN SECURITIES.

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2003, WE RECEIVED APPROXIMATELY $221,000 UPON THE EXERCISE OF CLASS A AND B WARRANTS FOR THE PURCHASE OF APPROXIMATELY 1,189,000 SHARES OF COMMON STOCK AT $.20 PER SHARE. ALL OF WHICH WERE ISSUED AND OUTSTANDING AS OF SEPTEMBER 30, 2003.

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



IMAGE TECHNOLOGY LABORATORIES, INC.
DATE: NOVEMBER 14, 2003


/S/ DAVID RYON
------------------------------
DAVID RYON, CEO, PRESIDENT AND
PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER