Form 10KSB
period 2003-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2004-04-02
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

                                  -------------

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                               ------------------

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       22-3531373
   -------------------------------                      --------------------
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


        602 ENTERPRISE DRIVE, KINGSTON, NEW YORK        12401
        ----------------------------------------      ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for the most recent fiscal year was $775,405.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.72 last sales price reported by OTC.BB on March 29, 2004 was $9,900,000.

As of March 29, 2004, the registrant had issued and outstanding 13,851,278 Shares of Common Stock.

                            FORWARD-LOOKING STATEMENTS


This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate, " "intend, " "plan", "believe," "seek", "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Factors, that could cause actual results to differ materially from those expressed or implied by such forward looking statements include that factors discussed in the report in Part 1, Item 1, including the section captioned "Risk Factors that May Affect Future Results; and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


PART I


Item 1.  Description of Business

Image Technology Laboratories, Inc. ("ITL") is a medical image and information management company in the healthcare IT market. We were incorporated in Delaware on December 5, 1997. ITL has developed a fully integrated "radiology information system/picture archiving and communication system", known as RIS/PACS for use in the management of patient information and medical images by hospitals and diagnostic imaging centers. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

        Computerized Tomography (CAT scan)
        Magnetic Resonance Imaging (MRI)
        Ultrasound
        Nuclear Imaging
        Digital Fluoroscopy and Radiography.

The RIS portion of the system inputs and stores patient demographics, insurance information, billing and scheduling information required to complete the patient visit. The RIS system also manages the reports generated by the radiologist from the patient's image data. All of the data is retained in standard DICOM and HL-7 formats.

Dr. Ryon initially conceived Image Technology's picture archiving and communications, which has the trademark WarpSpeed PACS/RIS system(TM) (WarpSpeed). His goal was to implement an all digital radiology business management system. Dr. Ryon assembled a team of engineers to design and implement a medical information system tailored to the need of the radiology community. Dr. Ryon joined forces with Lewis Edwards, an expert in networking and image management. After more than two years of intensive research, the development team had completed the specifications for the prototype WarpSpeed system. ITL was formed to commercialize their state of the art system design. An initial command decision was made to totally integrate all radiology information into the system.

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

Products

ITL's lead product is the WarpSpeed system. Through its unique modular architecture ITL has created a total radiology business solution that is readily scaled and easily upgraded. These features will allow the Company to provide products tailored to the size of its customers and to keep its customers at the forefront of future technological advances by enabling the Company to easily update existing systems.

The main special features of the WarpSpeed product include:

         Automation of the total workflow,

         Integration of patient data with digital images,

         A unique, radiologist designed user interface,

         The ability to place key, annotated images in the radiologist's report,

         Quality review programs, which analyze productivity and diagnostic accuracy of individual radiologists or entire Radiology centers, and

         Windows 2000 as the network operating system.

ITL has also designed a proprietary display workstation that permits the simultaneous viewing of multiple diagnostic images together with relevant patient data. The display of information emulates the current film based paradigm that uses traditional X-Ray view boxes for the display of multiple images. The heart of radiologists view station is a proprietary multi-monitor touch-screen controlled workstation. Research has shown that simultaneous image display improves the speed and accuracy of diagnostic interpretation. The display workstation consists of proprietary software developed by ITL and commercially available hardware. The unique feature of the display station is its ability to present an unlimited number of diagnostic images on multiple display surfaces. The software blends together an unlimited number of monitors, of arbitrary resolution, into one large virtual display.

The WarpSpeed system can be used to create, store, reproduce and transmit digitized images generated by current diagnostic imaging modalities, including digital radiography, ultrasound, nuclear medicine, digital fluoroscopy, computed tomography, and MRI. Using WarpSpeed, radiologists can read and interpret digital images from any imaging modality that is connected to the network. This includes remote locations connected via encrypted tunnels (VPN's) over the Internet. This facilitates time-critical transfer of patient information between hospital departments, as well as rapid off-site consultations by specialists at remote locations. The system also affords convenient home viewing by radiologists.

Hospitals and other health organizations can utilize the WarpSpeed system to permanently replace film. The solution has been designed to interface with hospital information systems so that a patient's clinical data can be integrated with diagnostic images for increased accuracy of image interpretation and diagnosis.

The architecture used in the WarpSpeed system is built upon the foundation of innovative intelligent algorithms. These algorithms reduce the network bandwidth and on-line storage requirements of the system; the two most important factors in the cost associated with building a PACS/RIS system.

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

In addition, WarpSpeed offers capabilities not found on even the most expensive systems, including:

          Unique graphical interface

          Transfer of control of the viewing surface to a separate touch-screen control display

          Infinite screen "real estate"

          Intuitive, interactive interface that minimizes the need for training

          Support for the Application System Provider model

          Full support for DICOM, HL7 and the IHE initiative.

Marketing Plan

ITL is marketing its WarpSpeed system in the North Eastern United States where the reputations of its founders and the product demonstration sites are expected to generate interest in the product and sales leads. This effort will capitalize on the two showcase sites that have been established in Kingston, NY and Binghamton, NY. After penetrating the regional markets, the Company intends to expand throughout the United States.

ITL plans to distribute its products via three channels:

     Relationships with original equipment manufacturers

     Partnerships

     Direct distribution through its own sales representatives.

ITL will target hospitals with less than 400 beds and freestanding radiology imaging centers. According to the American Hospital Association, there are 5,801 hospitals in the U.S. Approximately one-half have less than 400 beds. According to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S. The overall diagnostic imaging market in the United States was $4.43 billion in 2001.

According to the latest market research by Frost & Sullivan the U.S. market for Radiology IT in 2004 will be approximately $640 million annually. In the same research report it is stated that only 12% of radiology centers are currently using an image and information management system.

ITL markets a fourth generation medical information and image management system that we believe is more open, usable and scalable than any currently available product. We plan to market ITL's WarpSpeed system through an in-house sales force supported by product advertising and promotion at industry trade shows. We offer the product at a price point, which is well within the reach of even the smallest hospital or imaging facility. We believe that we can offer systems with superior price/performance characteristics.

ITL is a systems integrator that provides a total solution of hardware and software to the customer. There are two pricing models. The first is an outright capital purchase and the second is on a fee per usage basis. The latter plan is an attractive approach for the smaller client as there is no capital outlay, and the cost is expensed.

Competition and Competitive Advantage

ITL is unique among the 50 companies in the U.S. that are marketing or developing RIS/PACS solutions for the radiology community. We believe we are the only company that has implemented a single unified product that encompasses all aspects of the radiology business. To date no one company has captured a predominant market share. Currently the top six vendors are GE Medical Systems, Stentor, Merge, Agfa, Siemens Medical Solutions and Kodak Health Imaging.

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

         Poor user interfaces

         Inadequate workflow tools

         Lack of scalability

         Prohibitive entry point purchase prices.

We believe that such drawbacks account in part for the fact that none of our competitors have been able to capture more than 20% of the market in recent years. ITL intends to capitalize on these inherent weaknesses in the competition.

Product Approval Process

ITL is a registered medical device manufacturer by the Food and Drug Administration ("FDA"). The WarpSpeed solution is exempt from the pre-market authorization process by the FDA. Our products have been declared substantially equivalent to already approved products.

Although ITL is aware that there is an international market for products such as WarpSpeed, we have no present plans to market our products in other countries, largely due to limited resources. However, should we decide to market WarpSpeed in other countries, we would have to comply with the laws of, and meet the applicable regulatory procedures and standards in each jurisdiction in which we sought to market our products. Approval in one jurisdiction does not assure approval in another as the various federal, state, and local regulatory authorities are independent of each other.

Insurance

ITL has obtained both corporate, product, and computer omissions and errors liability insurance. We are at risk to product liability claims if the use of our products is alleged to have caused harm to a patient. There is no direct contact between the ITL product and the patient.

Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Drs. Ryon and Mr. Edwards each in the amount of $300,000 if this can be obtained on commercially reasonable terms. The Company at this time has not purchased life insurance.

Material Contracts

On August 19, 2002 the Company closed on an initial contract with Radiologix, Inc. for the sale of its WarpSpeed system. In addition, recurring monthly revenue in the form of a two year radiology services agreement are being realized at the rate of approximately $50,000 per month.

In September 2002, the Company received a $75,000 line of credit from the M&T Bank. As of December 31, 2003, $67,000 is outstanding.

The Company recently executed a five-year lease (at $700 per month) for office space at TechCity, Kingston, NY. TechCity has become the home of many technology firms in the Hudson Valley. The space is sufficient for both our growing R&D team and our marketing/sales department.

In May 2003, ITL signed a five-year contract with Park Avenue Associates in Radiology, PC. for the installation of it's solution in a multi-site environment. This installation required the deployment of hardware and software in four physically separate locations interconnected with microwave links, fiber-optic cable, and a traditional LAN. The interconnections also include the use of secure, encrypted tunnels via the internet (VPN's). Remote review stations have been deployed in private physician's offices.


Item 2. Description of Property

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845) 338-8880.

Image Technology believes that its current facilities will meet ITL needs for the foreseeable future.

Item 3. Legal Proceedings

The Company is party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps's claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company's claim for return of Dr. Phelps's stock was denied. It is the opinion of management that there will be no material effect on the Company, or its operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Item 5.  Market For Common Equity and Related Stockholder Matters

Image Technology's Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IMTL". These securities commenced trading on December 15, 2000.

Fiscal Year

Fiscal Year                 2002              2003                   2004
                            ----              ----                   ----
                        High     Low       High      Low         High     Low

         1st Qtr.      $0.55    $0.40     $0.28     $0.15       $ 1.05   $0.45

         2nd Qtr.       0.54     0.38      0.33      0.18

         3rd Qtr.       0.50     0.30      0.31      0.17

         4th Qtr.       0.48     0.11      0.50      0.26


As of March 29, 2004, the number of holders of record of Common Stock was 197.

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

During 2003, the Registrant sold the securities listed below pursuant to exemptions from registration under the Securities Act.

During December 2003 we sold 500,000 shares of our common stock to our principal stockholder for $170,000 or $0.34 per share, the approximate fair value at the time.

During the nine months ended September 30, 2003 the Company received $221,094 upon the exercise of Class A and Class B warrants for the purchase of 1,105,483 shares of common stock at $0.20 per share. A total of 1,999,029 that remained outstanding expired unexercised on October 15, 2003. In addition, the Company issued 83,333 shares of common stock as compensation to the investment banker in accordance with the terms of the original issuance of the warrants.

As compensation to each member of the Board of Directors, the Company issued a total of 30,000 shares having a fair market value of approximately $9,000 at the time of issuance.

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

Business and Summary of Critical Accounting Policies:

Image Technology Laboratories, Inc. ("ITL") is a medical image management company in the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. ITL has developed a fully integrated "radiology information system and picture archiving and communications system", known as RIS/PACS for use in the secure management of patient information and diagnostic images. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as:

        Computerized Tomography (CAT scan)

        Magnetic Resonance Imaging (MRI)

        Ultrasound

        Nuclear imaging

        Digital Fluoroscopy and Radiography

The RIS portion of the system manages patient demographics, insurance data, billing, scheduling, and examination reports. All of the data is stored in standard DICOM and HL-7 formats.

We were in the development stage for accounting purposes and were required to make certain related disclosures from January 1, 1998 (date of inception) through April 2002; at which time our software product became available for sale. From time to time, we have and will continue to derive revenues from the provision of radiology and imaging services to affiliate and nonaffiliated companies. However, we expect that we will derive our revenues in the future primarily from sales of our WarpSpeed system. We obtained our first contract for the sale of WarpSpeed and related hardware and maintenance services in August 2002. Accordingly, we are no longer in the development stage.

Although we have incurred recurring losses and negative cash flows from operating activities since inception, we had cash and cash equivalents of approximately $195,000 and working capital of approximately $68,000 as of December 31, 2003. Management expects a reduction in the level of such losses now that sales of the software products have commenced. A substantial portion of our historic losses have been attributable to noncash charges. As of December 31, 2003, certain of our stockholders had agreed to defer approximately $142,000 of compensation due them under their employment agreements as of that date until 2005 and to defer certain additional amounts that will accrue after December 31, 2003 which has and will continue to preserve our liquidity. During September 2002, we obtained a $75,000 working capital loan from a financial institution. We have outstanding borrowings of $67,000 as of December 31, 2003. In addition, during March 2004, we received proceeds of $50,000 from the sale of 100,000 shares of common stock in a private placement. We believe that as a result of the additional cash flows from the software product sales and our ability to draw on the working capital loan and defer payments to certain stockholders and the subsequent private placement, we will be able to continue to meet our obligations as they become due through at least December 31, 2004. We also believe, but cannot assure, that if needed, we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.

Critical Accounting Policies

The Securities and Exchange Commission issued disclosure guidance for "critical accounting policies." The Securities and Exchange Commission defines "critical accounting policies" as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 2 to our financial statements, contained elsewhere in this report. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective or complex judgments.

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

Valuation of Deferred tax Assets:

We regularly evaluate our ability to recover the reported amount of our deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that it is more likely than not that we will not realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results and, accordingly, have recorded a valuation allowance of $1,120,000. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to adjust this valuation allowance, which could materially impact our financial position and results of operations.

Valuation Of Long-Lived Assets:

We assess the recoverability of long-lived assets, such as equipment and improvements, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets is December 31, 2003. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets is impaired. Such determination could result in non-cash charges to income that could materially affect our financial position and results of operations for that period.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenues:

We were a development stage company from January 1, 1998 (date of inception) through April 30, 2002, at which time our software was available for sale. During the year ended December 31, 2003, we derived service income of approximately $635,000, as compared with approximately $383,000 during 2002. The increase is mainly due to our initial service contract being in effect for a full year as oppose to 8 months in 2002. In addition, during the year ended December 31, 2003, we earned approximately $140,000 from the sale of our initial unit, as compared to approximately $47,000 in 2002. We expect our service income to increase within 2004 due to the Park Avenue contract which commenced in December 2003 and the St. Anthony contract commenced in early 2004.

Cost of sales:

During the year ended December 31,2003, the cost of sales consisting of Medical Director and related fees which was approximately $110,000, as compared with $50,500 during the same period in 2002. The increase in these fees is a result of our increase in service income.


Research and Development Expenses:

During the year ended December 31, 2003, we incurred research and development expenses of approximately $82,500 as compared with approximately $123,750 in the preceding year. These expenses consisted primarily of compensation to our founders under their employment contracts. In addition, $41,000 of the expense in 2002 was attributable to compensation associated with the issuance of the shares of preferred stock to the founders, a non-cash charge. As a result of product being introduced for sale during 2002, our research and development expenses were reduced in 2002 and should remain at this reduced level for the foreseeable future.

General and Administrative Expenses:

During the year ended December 31, 2003, we incurred general and administrative expenses of approximately $557,000 as compared to approximately $539,000 in the prior year. The increase of $18,000 is primarily attributable to an increase in professional fees associated with the arbitration case previously described [See
Item 3- Legal Proceedings]. As our revenue begins to increase, we will be required to increase our infrastructure in order to support the anticipated volume.

Sales and Marketing Expenses:

During the years ended December 31, 2003 and 2002, we incurred marketing expenses as we introduced our product for sale. During this period, we incurred approximately $360,000 of such costs, as compared to approximately $350,000 in the prior year.

Net Loss:

As a result of the aforementioned, we incurred a loss of approximately $335,000 ($.02 per share) for the year ended December 31, 2003 as compared to a loss of approximately $633,000 ($.05 per share) for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2003, we had cash and cash equivalents and working capital of approximately $195,000 and $68,000, respectively.


During 2003, our operations utilized approximately $251,000 of cash. This arose primarily from our net loss of approximately $335,000 and an increase in accounts receivable of approximately $66,000. These uses of cash were partially offset by non-cash charges aggregating approximately $34,000 and an increase in accounts payable and accrued expenses of approximately $90,000 and accrued compensation of approximately $18,000. During 2002, our operations utilized approximately $150,000 of cash. This arose primarily from our loss of approximately $633,000, which was offset by noncash charges relating mainly to amortization of unearned compensation and marketing fees aggregating $263,000 and an increase in accrued compensation of approximately $130,000 and deferred revenue of $93,000.

During 2003 and 2002, we used cash of approximately $143,000 and $6,000, respectively, for the acquisition of equipment and improvements.

We financed the aforementioned operating and investing activities by the following financing activities.

In January 2002, we sold 400,000 shares of our common stock to our principal stockholder for $100,000 or $.25 per share, which approximated fair value. In September 2002, we sold an additional 75,000 shares of our common stock to the same stockholder for $21,000 or $.28 per share, the approximate fair value. In December 2003 we sold 500,000 shares of our common stock to our principal stockholder for $.34 per share, the approximate fair value, and received proceeds of $170,000.

On February 11, 2003, we reduced the exercise price of our Class A $.40 warrants and our Class B $.50 warrants to $.20 during the period commencing February 18, 2003 and ending July 1, 2003. Unexercised warrants expired on October 15, 2003. Approximately $221,000 was realized from the exercise of both classes of warrants and the issuance of common shares.

In addition to the aforementioned equity transactions, we have funded a part of our accumulated loss of approximately $2,800,000 by having our founders defer approximately $142,000 of compensation due them under their employment agreements. During 2003, one of our founders contributed $426,000 of compensation, which was due them, to capital.

In September 2002, we applied for, and received, a line of credit from M & T Bank for one year in the amount of $75,000. At December 31, 2003, outstanding borrowings approximated $67,000.

In November 2002, we executed a five-year lease (at $700 per month) for office space at "TechCity", formally the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for both our growing research and development team and a sales/marketing force.

In January 2004, we closed a five year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.


Item 7. Financial Statements

        See Item 13, Exhibits, Financial Statement Schedules, and Reports on Form 8K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


Item 8a. Controls and Procedures.

        As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the fourth quarter of 2003, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

        Our management, with the participation of our Chief Executive and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Principal Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


Executive Officers and Directors

Our executive officers and directors and their ages as of March 31, 2004 are as follows:

Name                       Age              Title
----                       ---              -----

David Ryon                 59       Director and Chairman of the Board of
                                    Directors, President, Chief Executive
                                    Officer and Principal Accounting Officer

Lewis M. Edwards           48       Director, Vice President of Research and
                                    Development, Chief Technical Officer

Richard V. Norell          58       Director


Robert G. Carpenter        66       Director


John J. Naccarato          71       Director


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

DAVID RYON, MD, is a founder and principal stockholder of Image Technology and a co-developer of the ITL WarpSpeed system. He was appointed to the Board of Directors and appointed to serve as Image Technology's President and Chief Executive Officer in December 1997. Dr. Ryon is the founder of the Kingston Diagnostic Center in Kingston, New York. Dr. Ryon operated the Kingston Diagnostic Center as a sole proprietor from its inception in 1992 until the sale of the business to Mid Rockland in 1997. Dr. Ryon worked as a radiologist at the Kingston Hospital for five years before founding the Center. Dr. Ryon graduated as an M.D. cum laude from Albany Medical College in 1975 and served residencies in surgery and radiology at Albany Center Hospital. Among other post-graduate specialties, Dr. Ryon also trained as an Emergency Physician. Prior to becoming a physician, Dr. Ryon earned a B.S. in physics with high honors and an M.S. in engineering at the University of Rochester. He worked as an engineer at General Electric in the medical systems division after graduation where he gained experience in the patent process.

LEWIS M. EDWARDS is a founder and principal stockholder of Image Technology and a co-developer of WarpSpeed. He was appointed to the Board of Directors and elected by the Board to serve as Image Technology's Vice President of Research and Development and Chief Technical Officer in December 1997. Mr. Edwards has served as a senior technical staff member at IBM since 1993. He is currently an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies and a charter member of the Microsoft Developer Network. He has provided computer-consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a BSEE magna cum laude from Princeton University and an MSCE from Syracuse University.

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

In the first quarter of 2002, Carlton Phelps departed the Company and resigned from the Board of Directors. The terms and circumstances of Carlton Phelps' departure are currently in dispute [See Legal Proceedings].

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

We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 13. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Valerie McDowell, Investor Relations, Image Technology Laboratories, Inc., 602 Enterprise Drive, Kingston, New York 12401.


Item 10. Executive Compensation

The following table sets forth information for each of the Company's Fiscal years ended December 31, 2003, 2002, and 2001 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the Fiscal year ended December 31, 2003 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the Fiscal year ended December 31, 2003:

                                Annual Compensation
                                --------------------
                                                                   Other      All Other
Name and Principal Position      Year    Salary ($) Bonus ($)(1) ($) Annual   Compensation ($)
---------------------------      ----    ---------  -----------  --------   ---------------
David Ryon                       2003    $150,000         $0         0            0
Chairman, President and Chief    2002     150,000     50,000         0           (2)
Executive Officer                2001     150,000     50,000         0            0

Lewis Edwards(1)                 2003     150,000          0         0            0
Vice President, Chief Technical  2002     150,000     50,000         0           (2)
Officer and Director             2001     150,000     50,000         0            0

(1) Messrs. Ryon and Edwards were each issued 500,000 shares of preferred stock in conjunction with the commencement of their employment agreements. The preferred shares were valued at $.30 per share based on the price of units that we were offering for sale through a private placement and amortized at a rate of $100,000 per annum over their initial employment contracts which expired December 31, 2002.

(2) See "Option Grants in Last Fiscal Year" below



Employment Agreements
---------------------

 David Ryon is engaged as President, Chief Executive Officer and Principal Accounting Officer of Image Technology and Lewis M. Edwards is engaged as Vice President and Chief Technical Officer. Each has been signed to a one-year contract which provides them with the following:

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

        On January 1, 2000, we granted options under the plan to David Ryon, Carlton T. Phelps and Lewis M. Edwards, our three founders, for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share, approximately 110% of the fair market value on the date of grant, which are exercisable through December 31, 2009. The options for Phelps were canceled in January 2003 upon his departure from the Company in accordance with the option agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

Security Ownership of Management

Name, Title
and Address       Title of Class Shares Beneficially Owned of beneficial owners

                                                         Number        Percent
-------------------------------------------------------------------------------
David Ryon, M.D.                Common Stock            3,585,084       26.07%
CEO, President
and Director                    Preferred Stock           500,000       50.00%
602 Enterprise Dr.
Kingston, New York
12401
-------------------------------------------------------------------------------
Lewis M. Edward                 Common Stock            2,429,583       17.67%
Chief Technical Officer
and Director                    Preferred Stock           500,000       50.00%
602 Enterprise Dr.
Kingston, New York
12401
-------------------------------------------------------------------------------

All officers and directors      Common Stock            6,325,167          46%
as a group                      Preferred Stock         1,000,000          67%


ITEM 12:  Certain Relationships and Related Transactions

In December 2003, we issued 500,000 shares of our common stock to Dr. David Ryon, our Chief Executive Officer, for a purchase price of $0.34 per share, or a total of $170,000, in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

     10.1*     Image Technology 1998 Stock Option Plan
     10.2*     Stockholders Agreement dated January 16, 1998 among certain investors and Image Technology
     10.3*     Form of Registration Rights Agreement dated February 2000 among certain stockholders of Image Technology and Image Technology
     10.4*     Assignment of Intellectual Property Agreement dated as of
               December 18, 1997 between Image Technology and David Ryon, M. D.,
               Carlton T. Phelps, M. D. and Lewis M. Edwards.
     10.5*     Form of Facility Usage and Equipment Lease Agreement by and
               between Mid Rockland Imaging and Image Technology dated January
               12, 1998
     10.6*     Form of Employment Agreement dated December 21, 1999 between
               Image Technology and David Ryon, M. D.
     10.7*     Form of Employment Agreement dated December 21, 1999 between
               Image Technology and Carlton T. Phelps, M. D.
     10.8*     Form of Employment Agreement dated December 21, 1999 between
               Image Technology and Lewis M. Edwards
     13        Code of Ethics
     31.1      Certification of Chief Executive Officer required by Rule
               13a-14(a)/15d-14(a) under the Exchange Act
     32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002


   * Filed with amendment no. 1 to registration statement (No.333-336787) on June 6, 2000.

   ** Filed with amendment no. 2 to registration statement (No. 333-336787) on July 27, 2000.

         No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                       Image Technology Laboratories, Inc.



                          INDEX TO FINANCIAL STATEMENTS


                                                               PAGE

Report of Independent Public Accountants                        F-2

Balance Sheet
    December 31, 2003                                           F-3

Statements of Operations
    Years Ended December 31, 2003 and 2002                      F-4

Statements of Changes in Stockholders' Deficiency
    Years Ended December 31, 2003 and 2002                      F-5

Statements of Cash Flows
    Years Ended December 31, 2003 and 2002                      F-6

Notes to Financial Statements                                 F-7/16






                                      * * *

                                       F1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and Stockholders
Image Technology Laboratories, Inc.


We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2003, and its results of operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ J.H. Cohn LLP

Roseland, New Jersey
March 30, 2004






                                       F2

                       Image Technology Laboratories, Inc.

                                  Balance Sheet
                                December 31, 2003



ASSETS

Current assets:
    Cash and cash equivalents                                     $   195,257
    Accounts receivable                                                66,380
    Prepaid expenses and other current assets                           1,555
                                                               --------------
       Total current assets                                           263,192

Equipment and improvements, net                                       157,452
                                                                 ------------

       Total                                                      $   420,644
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses                        $    125,429
    Notes payable                                                      66,952
    Notes to stockholders                                               3,400
                                                                  -----------
          Total current liabilities                                   195,781

Deferred revenues                                                      93,333
Accrued compensation payable to stockholders                          142,000
                                                                 ------------
          Total liabilities                                           431,114
                                                                 ------------
Commitments and Contingencies

Stockholders' deficiency:
    Preferred stock, par value $.01 per share; 5,000,000 shar
       authorized; 1,500,000 shares issued and outstanding             15,000
    Common stock, par value $.01 per share; 50,000,000 shares
       authorized; 13,751,278 shares issued and outstanding           137,513
    Additional paid-in capital                                      2,638,305
    Accumulated deficit                                            (2,801,288)
                                                                  -----------
          Total stockholders' deficiency                              (10,470)
                                                                -------------

          Total                                                   $   420,644
                                                                  ===========





See Notes to Financial Statements.



                                       F3

                       Image Technology Laboratories, Inc.

                            Statements of Operations
                     Years Ended December 31, 2003 and 2002



                                                       2003            2002
                                                   ------------    ------------
Revenues:
    Service income                                 $    635,405    $    382,870
    Software license fees                               140,000          46,863
                                                   ------------    ------------
       Totals                                           775,405         429,733

Cost of revenue                                         110,000          50,521
                                                   ------------    ------------
       Net revenue                                      665,405         379,212
                                                   ------------    ------------

Expenses:
    Research and development                             82,500         123,750
    Sales and marketing                                 360,474         349,721
    General and administrative                          556,958         538,683
                                                   ------------    ------------
       Totals                                           999,932       1,012,154
                                                   ------------    ------------

Net loss                                           $   (334,527)   $   (632,942)
                                                   ============    ============

Basic net loss per share                           $       (.02)   $       (.05)
                                                   ============    ============

Basic weighted average common shares outstanding     14,247,717      13,400,958
                                                   ============    ============





See Notes to Financial Statements.



                                       F4

                       Image Technology Laboratories, Inc.

                Statement of Changes in Stockholders' Deficiency
                     Years Ended December 31, 2003 and 2002

                           PREFERRED STOCK         COMMON STOCK      ADDI-                                                 TOTAL
                   NUMBER                   NUMBER                   TIONAL        UNEARNED    UNEARNED       ACCUMU-      STOCK
                     OF                       OF                     PAID-IN       COMPEN-     MARKETING      LATED       HOLDERS'
                  SHARES       AMOUNT       CAPITAL      AMOUNT      EXPENES       SATION                    DEFICIT     DEFICIENCY
                -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance,
 January 1, 2002  1,500,000      $15,000   11,272,712  $   112,727  $ 1,587,118  $  (150,000)              $(1,833,819) $  (268,974)

Sales of common
   stock through
   private
   placement                                  475,000        4,750      116,250                                             121,000

Issuance of common
   stock upon
   exercise
   of warrants                                 34,750          348       16,027                                              16,375

Issuance of common
   stock for
   services                                   450,000        4,500      108,000               $  (112,500)

Amortization of
   unearned compen-
   sation                                                                            150,000      112,500                   262,500

Net loss                                                                                                      (632,942)    (632,942)
                -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance,
  December 31,
  2002            1,500,000       15,000   12,232,462      122,325    1,827,395                             (2,466,761)    (502,041)

Return of common
   stock in
   settlement
   of dispute                                (200,000)      (2,000)       2,000

Issuance of common
   stock upon exercise
   of warrants                              1,188,816       11,888      209,206                                             221,094

Issuance of common
   stock to
   directors                                   30,000          300        8,700                                               9,000

Accrued
   compensation
   contributed
   to capital                                                           426,004                                             426,004

Sales of common
 stock through
 private placement                            500,000        5,000      165,000                                             170,000
Net loss                                                                                                      (334,527)    (334,527)
                -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance,
 December 31,
 2003             1,500,000  $   15,000    13,751,278  $   137,513  $ 2,638,305  $      --    $      --    $(2,801,288)  $  (10,470)
                ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========



See Notes to Financial Statements.



                                       F5

                       Image Technology Laboratories, Inc.

                            Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                                           2003          2002
                                                                         ---------    ---------
Operating activities:
    Net loss                                                             $(334,527)   $(632,942)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization of equipment and
          improvements                                                      24,535        9,733
       Amortization of unearned compensation                                            150,000
       Amortization of unearned marketing expenses                                      112,500
       Issuance of common stock to directors                                 9,000
       Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                          8,441       (9,996)
          Accounts  receivable                                             (66,380)
          Accounts payable and accrued expenses                             90,182       (2,664)
          Deferred revenues                                                              93,333
          Accrued compensation payable to stockholders                      17,962      129,501
                                                                         ---------    ---------
              Net cash used in operating activities                       (250,787)    (150,535)
                                                                         ---------    ---------

Investing activities - purchase of equipment and improvements             (142,656)      (6,116)
                                                                         ---------    ---------

Financing activities:
    Proceeds from notes payable                                             66,952
    Repayment of loan to stockholders                                       (1,800)
    Proceeds from exercise of warrants                                     221,094       16,375
    Proceeds from private placement of common stock                        170,000      121,000
                                                                         ---------    ---------
    Net cash provided by financing activities                              456,246      137,375
                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents
                                                                            62,803      (19,276)

Cash and cash equivalents, beginning of year                               132,454      151,730
                                                                         ---------    ---------

Cash and cash equivalents, end of year                                   $ 195,257    $ 132,454
                                                                         =========    =========

Supplemental disclosure of cash flow information:
    Interest paid                                                        $   2,305
                                                                         =========

Supplemental disclosure of noncash investing and financing activities:
    Contribution of accrued compensation payable to stockholders
       to capital                                                        $ 426,004
                                                                         =========


See Notes to Financial Statements.



                                       F6

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

                   Computerized Tomography, or CT scans,
                   Magnetic Resonance Imaging, or MRIs,
                   Ultrasound, Nuclear Imaging and
                   Digital Fluoroscopy and Radiography

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

               Although the Company has incurred recurring losses and negative cash flows from operating activities since its inception, the Company had cash and cash equivalents of approximately $195,000 and working capital of approximately $67,000 as of December 31, 2003. Management expects a reduction in the level of such losses now that sales of the software products have commenced. A substantial portion of the Company's historic losses have been attributable to noncash charges. As of December 31, 2003, certain stockholders of the Company had agreed to defer approximately $142,000 of compensation due them under their employment agreements as of that date until 2005 and to defer certain additional amounts that will accrue after December 31, 2003 which has and will continue to accrue to preserve the Company's liquidity. Management believes that as a result of the additional cash flows from the software product sales and the Company's ability to defer payments to certain stockholders, the Company will be able to continue to meet its obligations as they become due through at least December 31, 2004. Management also believes, but cannot assure, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans.





                                       F7

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

                  Contracts for the sale of the Company's imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, the Company cannot allocate the revenues from such contracts to each element based on the relative fair value of each element. Accordingly, it recognizes the revenues from a systems contract ratably over the period during which it is required to provide maintenance or any other services provided that the fees are fixed and determinable and collection is reasonably assured.

                  Unearned revenues are included in deferred revenues in the accompanying balance sheet.

                  The Company derives principally all of its revenues in both 2003 and 2002 from two customers and all of its accounts receivable are also from these same two customers.

                  The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes all allowance for doubtful accounts, based on a history of past writeoffs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2003.

               Concentrations of credit risk:
                  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high-quality financial institutions. At times, the Company's cash and cash equivalent balances exceed the insured amount under the Federal Deposit Insurance Corporation of $100,000. At December 31, 2003, the Company had cash and cash equivalents with one bank that exceeded Federally insured limits by approximately $85,000.





                                       F8

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

               Impairment of long-lived assets:
                  Impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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




                                       F9

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 2 - Summary of significant accounting policies (continued):
               Net earnings (loss) per common share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the years ended December 31, 2003 and 2002 in accordance with the "two class" method of computing earnings
                  (loss) per share set forth in SFAS 128.

                  Since the Company had net losses in 2003 and 2002, the assumed effects of the exercise of 3,000,000 and 2,000,000 options outstanding at December 31, 2003 and 2002, respectively, and 3,329,512 warrants at December 31, 2002 would have been anti-dilutive.

               Stock options:
                  In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company has elected to continue to account for employee stock options using the intrinsic method under APB 25, by making that election it is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation ("SFAS 123") and SFAS 148 "Accounting for Stock Based Compensation-Transition and Disclosure"("SFAS 148") to provide proforma disclosures of net loss and loss per share as if a fair value added method of accounting has been applied. Proforma loss was approximately $793,000 and basic proforma loss per share was $.06 in 2002 (see Note 9). The proforma compensation impact of the outstanding options was fully amortized as of December 31, 2002.

             Reclassifications:
               Certain accounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.



                                      F10

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements


Note 2 - Summary of significant accounting policies (concluded):

         Effects of recent accounting pronouncements:


         In December 2002 the Financial Accounting Standards Board (the "FASB") issued SFAS 148, which amends SFAS 123 to provide alternative methods of transition for entities that elect to switch to the fair value method of accounting for stock options in fiscal years ending after December 15, 2002. The Company has not made such an election. SFAS 148 also requires more prominent and detailed disclosures in annual and interim financial statements for stock-based compensation regardless of which method of accounting is selected. The Company has included the additional disclosures required by SFAS 148 above and in Note 9.

         In April, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. " The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which requires an issuer to classify financial instruments that are within its scope as liabilities. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the guidance in the consensus in the quarter beginning July 1, 2003. The adoption of the provisions of SFAS 150 did not have any impact on the Company's consolidated financial statements.

         In November 2002, the EITF reached a consensus on Issue No 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance on when and how separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the guidance in the consensus in the quarter beginning July 1, 2003. The adoption of the consensus did not have a material effect on the Company's results of operations.





Note 3 - Equipment and improvements:
               Equipment and improvements consist of the following at December 31, 2003:

                  Equipment                                        $  184,702
                  Furniture                                             8,111
                  Leasehold improvements                                3,505
                                                                   ----------
                      Total                                           196,318
                  Less accumulated depreciation and amortization       38,866
                                                                   ----------

                      Total                                          $157,452
                                                                     ========


                                      F11

               Depreciation and amortization expense amounted to $24,535 and $9,733 in 2003 and 2002, respectively.


Note 4 - Notes payable to stockholders:
               Notes payable to stockholders with a principal balance of $3,400 at December 31, 2003 are noninterest bearing and are due on demand.


Note 5 - Accrued compensation payable to stockholders:
               During 2003, the Company's principal stockholder contributed $426,004 of compensation owed to him to capital.


Note 6 - Stockholders' deficiency:
               Preferred stock:
                  As of December 31, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

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



                                      F12

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements


Note 6 - Stockholders' deficiency (continued):
               Issuance of preferred stock to founders (concluded):
                  Since the rights of the Company's preferred and common stockholders are substantially equivalent, the preferred shares were valued at $.30 per share based on the price of units of common stock and warrants that the Company sold through a private placement that was completed on February 4, 2000. The aggregate fair value of the preferred shares of $450,000 had been recorded as unearned compensation in 2000 and reflected as a reduction of stockholders' equity. The unearned compensation was amortized primarily to research and development expenses over the terms of the respective initial employment agreements, which expired on December 31, 2002.


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

                  During December 2003, the Company completed another private placement pursuant to which it sold 500,000 shares of common stock to its principal stockholder at $.34 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $170,000.

                  During March 2004, the Company completed another private placement to which it sold 100,000 shares of common stock at $.50 per share to an unrelated third party and received proceeds of $50,000.

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





                                      F13

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 6 - Stockholders' deficiency (concluded):
               Shares for services (concluded)
                  Under the agreement, the investor relations firm was required to provide the marketing services over the six-month period that commenced in July 2002, and the Company amortized the unearned marketing expense over that period. However, during that period, disputes arose related to those services. On December 31, 2002, the disputes were resolved and the investor relations firm agreed to return 200,000 shares of common stock and allow the Company to cancel the warrants it had issued for the purchase of 100,000 shares. During 2003, the investor relations firm returned the 200,000 shares of common stock and the Company cancelled them.

               Directors' fees:
                  During September 2003, the Company issued to its Board of Directors a total of 30,000 shares of common stock as directors' fees. The Company recorded the fair value of the shares of $9,000 on the date they agreed to issue them.


Note 7 - Income taxes:
               As of December 31, 2003, the Company had net operating loss carryforward of approximately $2,659,000 available to reduce future Federal and state taxable income that will expire at various dates through 2023. The Company's only other material temporary difference as of that date was approximately $142,000 attributable to accrued officers' compensation. Due to the uncertainties related to, among other things, the future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $1,120,000 (of which $1,063,000 was attributable to the net operating loss carryforwards and $57,000 was attributable to the future deductibility of the officers' compensation) by an equivalent valuation allowance as of December 31, 2003.

               The Company had also offset the potential benefits of its deferred tax assets of approximately $987,000 (of which $767,000 was attributable to the net operating loss carryforwards and $220,000 was attributable to the future deductibility of the officers' compensation) and $734,000 (of which $565,000 was attributable to the net operating loss carryforwards and $169,000 was attributable to the future deductibility of the officers' compensation) by equivalent valuation allowances as of December 31, 2002 and 2001, respectively. As a result of the increases (decreases) in the valuation allowance of $(133,000) and $253,000 in 2003 and 2002, respectively, there are no benefits for income taxes reflected in the accompanying statements of operations to offset pre-tax losses.




                                      F14

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 8 - Fair value of financial statements:
               The Company's financial instruments at December 31, 2003 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to stockholders, deferred revenues and accrued compensation payable to stockholders. In the opinion of management, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, deferred revenues and notes payable were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.


Note 9 - Stock option plan:
               In January 1998, the Company's stockholders ratified the Company's Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and nonemployee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company's common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years.

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

               On January 1, 2000, the Company granted options to its founders for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share (approximately 110% of the fair market value on the date of grant) that are exercisable through December 31, 2009 and cancelled 1,000,000 of these options in 2002 when one of the founders terminated his employment. No other options have been issued and 2,000,000 options remain outstanding as of December 31, 2003.



                                      F15

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements



Note 9 - Stock option plan (concluded):

             The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying 2002 statement of operations are set forth below:

                                                                         2002
                                                                      ---------

               Net loss-as reported                                   $(632,942)
               Deduct total based employee based compensation expense
                 determined under a fair value based method for all
                 awards, net of related taxes                          (160,000)
                                                                       --------
               Net loss - pro forma
               Loss per share:                                         (792,942)
                                                                       ========
               Basic loss per share - as reported                         $(.05)
                                                                       ========
               Basic loss per share - pro forma                           $(.06)
                                                                       ========

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

             The proforma expense associated with the options issued to the founder was amortized over their initial employment contracts which expired on December 31, 2002.


Note 10- Related party transactions:
               Service income includes approximately $20,000 in 2002, attributable to a company wholly-owned by the Company's principal stockholder.

               As of December 31, 2003, two of the Founders of the Company have employment contracts that are renewed annually and provide for aggregate annual compensation of $300,000 through December 31, 2004.

Note 11- Working capital loan agreement:
               During September 2002, the Company entered into a one-year working capital loan agreement, which automatically renews annually, with a financial institution for borrowings of up to $75,000. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and is guaranteed by the Company's principal stockholder. At December 31, 2003, there is $66,952 outstanding under this agreement.



                                      F16

                       Image Technology Laboratories, Inc.

                          Notes to Financial Statements


Note 12 - Contingency:
                  During 2003, the Company entered into, and has since concluded, binding arbitration with Carlton Phelps pertaining to certain provisions of his employment agreement which was executed in December 1999. The results of the arbitration are expected in the second quarter of 2004. It is the opinion of management that the Company will prevail in these matters, and there will be no material effect on the Company, or its results of operations.


                  The Company is party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps's claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company was ordered to pay all administrative fees and Dr. Phelps' reasonable attorney's fees in an amount that has not yet been determined. The Company's claim for return of Dr. Phelps's stock was denied.




                                      F17

Item 14. Principal accountants fees and services

Audit Fees

    For the fiscal year ended 2003 and 2002, our principal accounting firm, J.
H. Cohn LLP, billed us aggregate fees of approximately $30,000 and $ 23,000, respectively, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

Audit Related Fees

    For the fiscal year ended 2003 and 2002, our principal accounting firm, J.
H. Cohn LLP, billed us aggregate fees of approximately $6,000 and $12,000, respectively, for work related to audit related reports.


Tax Fees:

For the fiscal year ended 2003 and 2002, our principal accounting firm J.H. Cohn LLP, billed us aggregate fees of approximately $2,200 and $1,800 for tax services.

All Other Fees:

J.H. Cohn LLP did not bill us for any other services in either 2003 or 2002.

                              S I G N A T U R E S
                              -------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Image Technology Laboratories, Inc.

                              By: /s/ DAVID RYON
                                  -------------------------------
                                   David Ryon
                                   Chief Executive Officer and
                                   Principal Accounting Officer


Date: April 2, 2004

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title            Date
---------                -----            ----

/S/ DAVID RYON           Director         April 2, 2004
--------------
David Ryon