Form 10QSB
period 2004-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2004-05-14
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 2004 or

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


For the transition period from _______________ to ____________________

Commission File Number: 34-00031307


                       IMAGE TECHNOLOGY LABORATORIES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                22-53531373
 --------------------------------                   -------------------
     (State or Other Jurisdiction                      (IRS Employer
of Incorporation or Organization)                    Identification No.)

                              602 Enterprise Drive
                            Kingston, New York 12401
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                  (845)338-3366
                                ----------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X          NO


As of May 14, 2004, there were 13,863,278 shares of the registrant's common stock outstanding.

                       Image Technology Laboratories, Inc.



                                      INDEX

-------------------------------------------------------------------- -----------

                                                                     PAGE NO.
-------------------------------------------------------------------- ----------
PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------- ----------
Item 1. Financial Statements........................................       3
-------------------------------------------------------------------- ----------
Condensed Balance Sheets............................................       3
-------------------------------------------------------------------- ----------
Condensed Statements of Operations..................................       4
-------------------------------------------------------------------- ----------
Condensed Statement of Stockholders' Equity (Deficiency)............       5
-------------------------------------------------------------------- ----------
Condensed Statements of Cash Flows..................................       6
-------------------------------------------------------------------- ----------
Notes to Condensed Financial Statements.............................       7
-------------------------------------------------------------------- ----------
Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.................      10
-------------------------------------------------------------------- ----------
Item 3. Controls and Procedures.....................................       15
-------------------------------------------------------------------- ----------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------- ----------
Item 1. Legal Proceedings...........................................       16
-------------------------------------------------------------------- ----------
Item 2. Changes in Securities.....................................         16
-------------------------------------------------------------------- ----------
Item 3. Defaults Upon Senior Securities.............................       16
-------------------------------------------------------------------- ----------
Item 4. Submission of Matters to a Vote of Security Holders.........       16
-------------------------------------------------------------------- ----------
Item 5. Other Information...........................................       16
-------------------------------------------------------------------- ----------
Item 6. Exhibits and Reports on Form 8-K............................       16
-------------------------------------------------------------------- ----------
Signatures..........................................................       17
-------------------------------------------------------------------- ----------






PART I - FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                                                       MARCH 31, 2004    DECEMBER 31,
                                                                         (Unaudited)        2003
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                          $   402,869    $   195,257
      Accounts receivable                                                     63,307         66,380
      Prepaid expenses and other current assets                                1,496          1,555
                                                                         -----------    -----------

              TOTAL CURRENT ASSETS                                           467,672        263,192

Equipment and improvements, net of accumulated
     depreciation and amortization of $49,774 and $38,866                    194,846        157,452
                                                                         -----------    -----------

              TOTAL ASSETS                                               $   662,518    $   420,644
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                              $    78,742    $   125,429
      Current portion of long-term debt                                       81,881           --
      Notes payable                                                           67,494         66,952
      Notes due to stockholders                                                3,400          3,400
                                                                         -----------    -----------


              TOTAL CURRENT LIABILITIES                                      231,517        195,781

Long-term debt, less current maturities                                      178,199           --
Deferred revenues                                                             58,333         93,333
Accrued compensation payable to stockholders                                 159,692        142,000
                                                                         -----------    -----------


              TOTAL LIABILITIES                                              627,741        431,114
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
      Preferred stock, par value $.01 per share;
          5,000,000 shares authorized;
          1,500,000 issued and outstanding                                    15,000         15,000
      Common stock, par value $.01 per share;
          50,000,000 shares authorized; 13,851,278
          and 13,751,278 shares issued and
          outstanding in 2004 and 2003, respectively                         138,513        137,513
      Additional paid-in capital                                           2,687,305      2,638,305
      Accumulated deficit                                                 (2,806,041)    (2,801,288)
                                                                         -----------    -----------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                         34,777        (10,470)
                                                                         -----------    -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $   611,051    $   420,644
                                                                         ===========    ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.




                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                                           2004            2003
REVENUES:

                Service income                         $    241,152    $    151,108
                Software license fees                        35,000          35,000
                                                       ------------    ------------

                           TOTAL REVENUE                    276,152         186,108

Cost of revenue                                              27,500          27,500
                                                       ------------    ------------

                            Net revenue                     248,652         158,608
                                                       ------------    ------------

COSTS AND EXPENSES:

                Research and development                     19,000          75,000
                 Sales and marketing                         76,430          39,831
                 General and administrative                 157,975          80,523
                                                       ------------    ------------

                            TOTAL COSTS AND EXPENSES        253,405         195,354
                                                       ------------    ------------

NET LOSS                                               $     (4,753)   $    (36,746)
                                                       ============    ============


NET LOSS PER COMMON SHARE:

                Basic                                  $      (0.00)   $      (0.00)
                Diluted                                $      (0.00)   $      (0.00)
                                                       ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:

                Basic                                    15,265,564      14,134,507
               Diluted                                   15,265,564      14,134,507
                                                       ============    ============





SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.






                       IMAGE TECHNOLOGY LABORATORIES, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                  PREFERRED STOCK               COMMON STOCK                                         TOTAL
                              ----------------------       ----------------------        ADDI-                       STOCK-
                               NUMBER                      NUMBER                       TIONAL        ACCUMU-       HOLDERS'
                                 OF                          OF                         PAID-IN        LATED         EQUITY
                               SHARES         AMOUNT       SHARES          AMOUNT       CAPITAL       DEFICIT     (DEFICIENCY)
                               ------         ------       ------          ------       -------       -------     ------------
Balance, January 1, 2004     1,500,000    $    15,000     13,751,278   $   137,513   $ 2,638,305   $(2,801,288)   $   (10,470)

Issuance of common stock
    in private placement                                     100,000         1,000        49,000                       50,000


Net loss                                                                                                (4,753)        (4,753)
                           -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2004      1,500,000    $    15,000     13,851,278   $   138,513   $ 2,687,305   $(2,806,041)   $    34,777
                           ===========    ===========    ===========   ===========   ===========   ===========    ===========









SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.





                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                        2004         2003
OPERATING ACTIVITIES:

     Net loss                                                        $  (4,753)   $ (36,746)
     Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation and amortization of equipment
                  and improvements                                      10,908        3,220

             Changes in operating assets and liabilities
                  Accounts receivable                                    3,073         --
                  Prepaid expenses and other current assets                 59        8,500
                  Accounts payable and accrued expenses                (46,687)       9,970
                  Deferred revenue                                     (35,000)     (35,000)
                  Accrued compensation payable to stockholders          17,692      (33,653)
                                                                     ---------    ---------

                         NET CASH USED IN OPERATING ACTIVITIES         (54,708)     (83,709)
                                                                     ---------    ---------

INVESTING ACTIVITIES -
  PURCHASE OF EQUIPMENT AND IMPROVEMENTS                               (48,302)      (2,540)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                   --          1,200
     Proceeds from private placement of common stock                    50,000         --
     Proceeds from notes payable                                       263,998         --
     Repayment of notes payable                                         (3,376)        --
                                                                     ---------    ---------

                         NET CASH PROVIDED BY FINANCING ACTIVITIES     310,622        1,200
                                                                     ---------    ---------

                         NET INCREASE (DECREASE) IN CASH AND
                                CASH EQUIVALENTS                       207,612      (85,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         195,257      132,454
                                                                     ---------    ---------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 402,869    $  47,405
                                                                     =========    =========



SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003, changes in stockholders' equity (deficiency) for the three months ended March 31, 2004 and cash flows for the three months ended March 31, 2004 and 2003. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2003 and for the years ended December 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

               The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2004.

NOTE 2 - EARNINGS (LOSS) PER SHARE:

               The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

               The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2004 and 2003, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

               Since the Company had net losses for the three months ended March 31, 2004 and 2003, the assumed effects of the exercise of options to purchase 2,000,000 common shares outstanding at March 31, 2004 and 2003 and warrants to purchase 3,323,512 common shares outstanding at March 31, 2003 would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 3 - ACCRUED COMPENSATION PAYABLE TO STOCKHOLDERS:

               During the three months ended March 31, 2004, the Company's principal stockholder deferred receipt of approximately $18,000 of compensation owed to him. See Note 6- Subsequent events.

NOTE 4 - NOTES PAYABLE TO VALLEY COMMERCIAL CAPITAL LLC:

               In February 2004 the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at eight percent (8%) per annum and calls for monthly payments of principal and interest of $3,917.05 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at eight percent (8%) per annum and calls for monthly payments of principal and interest of $4,355.65 through March 29, 2007. As of March 31, 2004, the outstanding balances on these loans aggregate $260,080. These loans are secured by the personal guarantee of the Company's principal stockholder.

NOTE 5 - COMMON STOCK:

               In March 2004, in a private transaction, the Company issued to Robert Carpenter, a member of its Board of Directors, 100,000 shares of its common stock. The purchase price was $.50 per share (which approximates market value), resulting in aggregate proceeds to the Company of $50,000.

NOTE 6 - SUBSEQUENT EVENTS:

               Effective April 9, 2004, the two principal stockholders of the Company contributed to capital the balance of the amounts of compensation owing to them at March 31, 2004, an aggregate of $159,692. If such contributions were made prior to March 31, 2004, the pro forma effect on the Company's balance sheet at March 31, 2004 would have been as follows:

                                                    ACCRUED
                                                  COMPENSATION     ADDITIONAL      TOTAL
                                                   PAYABLE TO       PAID-IN    STOCKHOLDERS'
                                                  SHAREHOLDERS      CAPITAL       EQUITY
                                                  ------------      -------       ------
               At March 31, 2004, as reported      $  159,692      $2,687,305   $   34,777

               Total contributed                     (159,692)        159,692      159,692
                                                   ------------    ----------   -----------

               Pro forma at March 31, 2004         $    --         $2,846,997   $  194,469
                                                   ============    ==========   ===========

               Effective April 21, 2004 (the "Effective Date"), the Company engaged Richard L. Feinstein as its chief financial officer. In this connection the Company is issuing to Mr. Feinstein 50,000 shares of its common stock and options to purchase 50,000 shares of its common stock. Both the shares and options are vested 25% as of the Effective Date and 25% on each of the first, second and third anniversaries of the Effective Date. The exercise price of the options is $.85 per share, the closing price of the Company's common stock on the Effective Date.

               Effective May 5, 2004 (the "Start Date"), the Company engaged Barry Muradian as its chief operating officer as evidenced by an employment agreement. Pursuant to the terms of such agreement, the duration of which is four years from the Start Date, Mr. Muradian will be paid an annual base salary, initially, of $125,000, increasing to $150,000 by August 1, 2004 and subject to subsequent periodic reviews. Mr. Muradian is eligible to participate in all of the Company's incentive plans. Additionally, the Company is issuing to Mr. Muradian options to purchase 100,000 shares of its common stock. The options vest 25% on the first anniversary of the Start Date and 25% on each of the succeeding three anniversaries of the Start Date. The exercise price of the options is $.75 per share, the opening price of the Company's common stock on the Start Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, assets, liquidity, and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc.'s unaudited condensed financial statements and related notes, which are included elsewhere in this filing.

Image Technology Laboratories, Inc. ("we", "our" or the "Company"), has entered the medical image management segment of the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. We have developed a fully integrated "radiology information system/picture archiving and communications system," known as RIS/PACS for use in the management of medical diagnostic images and patient information by hospitals and diagnostic centers. The PACS portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as: computerized tomography, or CT scans, Magnetic resonance imaging, or MRIs, ultrasound, nuclear imaging and digital fluoroscopy. The RIS portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient visit. All of the data is retained in standard formats, including DICOM and HL-7 standards.

Although we have had recurring losses and negative cash flows from our operating activities since inception, we have cash and cash equivalents of approximately $403,000 and working capital of approximately $236,000 as of March 31, 2004. We expect a reduction in the level of such losses now that sales of the Company's software products have commenced. A substantial portion of our losses have been attributable to non-cash charges. As of March 31, 2004, our principal stockholders had agreed to defer approximately $160,000 of compensation due them pursuant to their employment agreements and to defer certain additional amounts that will accrue after March 31, 2004. This deferral, has helped and will continue to help preserve our liquidity. Effective April 9, 2004, these two stockholders of the Company contributed to capital the balance of the amounts of compensation owed to them at March 31, 2004. If such contributions were made prior to March 31, 2004, the PRO FORMA effect on the Company's balance sheet at March 31, 2004 would have been as follows:

                                          ACCRUED
                                       COMPENSATION    ADDITIONAL     TOTAL
                                        PAYABLE TO      PAID-IN    STOCKHOLDERS'
                                       SHAREHOLDERS     CAPITAL        EQUITY
At March 31, 2004, as reported         $  159,692     $2,687,305    $   34,777

Total contributed                        (159,692)       159,692       159,692
                                       ----------     ----------    ----------

Pro forma at March 31, 2004            $     --       $2,846,997    $  194,469
                                       ==========     ==========    ==========

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

REVENUES:

During the three months ended March 31, 2004, our total revenue increased approximately $90,000, or 48.4% to approximately $276,000 from approximately $186,000 in the prior year's comparable period. This increase is attributable to our service revenue, which grew to $241,000 in the 2004 period, an increase of 59.6% from $151,000 in the first quarter of 2003. In addition, during each of the quarters ended March 31, 2004 and 2003, we earned $35,000 from the sale of our initial unit as we are recognizing such ratably over the period in which we are required to provide maintenance and other services. It is our intention to continue to grow our service revenue.

COST OF REVENUE:

Our cost of revenue is comprised of the direct expense we incur in providing service in connect with the products we sell and the services we provide.

RESEARCH AND DEVELOPMENT EXPENSES:

During the three months ended March 31, 2004, we incurred research and development expenses (primarily attributable to our founders compensation pursuant to their employment contracts) of $19,000 as compared with research and development expenses of $75,000 during the first quarter of 2003, a decrease of $56,000, or 74.1%. This decrease is reflective of our shift in focus from our development activities, after having developed a successful product, towards the sales, marketing and servicing of such product.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the three months ended March 31, 2004, our general and administrative expenses increased approximately $77,000, or 95.1%, to $158,000 from general and administrative expenses of approximately $81,000 during the first quarter of 2003. This increase is substantially attributable to costs incurred, primarily payroll and infrastructure-related, as we continue our transition from a development orientation to a product and sales driven organization. We expect that these costs will continue to grow as we position ourselves to promote and administer our anticipated growth.

SALES AND MARKETING EXPENSES:

Sales and marketing expense increased approximately $36,000, or 90.4%, to approximately $76,000 during the three months ended March 31, 2004 from approximately $40,000 of such costs in the comparable prior period. These costs, too, are expected to increase as we make the investments in infrastructure, personnel and other marketing expenditures that we believe are necessary for us to achieve our revenue goals.

NET LOSS:

As described, above, although our revenues increased in the first quarter of 2004 from 2003, such increase was more than offset by increases in expenses in the quarter. As a result, we incurred a loss of approximately $5,000 (less than $.01 per share) for the three months ended March 31, 2004 as compared with a loss of $37,000 (or less than $.01 per share) for the three months ended March 31, 2003.

ASSETS, LIQUIDITY AND CAPITAL RESOURCES:


At March 31, 2004, our total assets were approximately $663,000, an increase of approximately $242,000 from total assets of $421,000 at December 31, 2003. This aggregate increase is primarily related to the increases in our cash and cash equivalents of $208,000 and, to a lesser extent, an increase in net fixed assets of approximately $38,000.

As of March 31, 2004, we had cash and cash equivalents and working capital of $403,000 and $58,000, respectively. Historically, the principal sources of our capital resources include proceeds from issuance of shares of common stock to our founders and in private placements. These proceeds have been used for working capital and general corporate purposes.

The net increase in cash and cash equivalents of $208,000 in the first quarter of 2004 was primarily attributable to the net cash provided by our financing activities of approximately $311,000. Of this amount, approximately $261,000 is related to our borrowings, described below, used to finance the equipment related to recent system sales and the balance, $50,000, is the proceeds from a private placement of our common stock.

The $311,000 of net cash provided by our financing activities was partially offset by cash used in our operations and cash used in our investing activities.

Our operations used a total of approximately $55,000 of cash. This use was substantially attributable to our net loss of approximately $5,000 combined with decreases in accounts payable and deferred revenues of approximately $47,000 and $35,000, respectively, as partially offset by depreciation of $11,000 and an increase in accrued compensation payable to stockholders of approximately $18,000.

Cash used in our investing activities, approximately $48,000, was all related to our purchases of fixed assets.

The foregoing activities, i.e., financing, operating and investing, resulted in our net cash increase of $208,000 for the three months ended March 31, 2004.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of March 31, 2004, we have $60,668 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of March 31, 2004, we had approximately $260,000 outstanding under these arrangements.

In the first quarter of 2004, we sold 100,000 shares of our common stock, in a private transaction, to a member of our Board of Directors. The sales price was $.50 per share, resulting in gross proceeds to the Company of $50,000.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments to our officers who have employment contracts, payments of existing loans including our line of credit and two notes payable, which call for aggregate monthly payments of approximately $8,300 through March 2007 and $700 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our officers have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise, such contributions or deferrals might be available to us in the future.

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and, if the need arises, our principal stockholder, will be sufficient to finance our debt and lease obligations, other commitments, current operations and internal growth for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

When used in the Quarterly Report on Form 10-QSB, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). We disclaim any intent or obligation to update such forward-looking statements.

ITEM 3.           CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.


During the quarter, there were no significant developments in our legal proceedings. For a detailed discussion of our legal proceedings, please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


ITEM 2.        CHANGES IN SECURITIES.


During the quarter, we issued 100,000 shares of our common stock, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for $.50 per share, resulting in aggregate proceeds of $50,000 to be used for working capital purposes.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.        OTHER INFORMATION.

None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMAGE TECHNOLOGY LABORATORIES, INC.

Date: May 14, 2004                           /S/ DAVID RYON
                                             --------------
                                             David Ryon
                                             Chief Executive Officer