Form 10-Q
period 2004-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2004-08-12
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ____________________

Commission File Number: 34-00031307


                       IMAGE TECHNOLOGY LABORATORIES, INC.
            --------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                              Delaware 22-53531373
              --------------------------------- ------------------
                   (State or Other Jurisdiction (IRS Employer
              of Incorporation or Organization) Identification No.)

                              602 Enterprise Drive
                            Kingston, New York 12401
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                  (845)338-3366
                                ----------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [X]     NO [ ]


As of August 12, 2004, there were 13,863,778 shares of the registrant's common stock outstanding.

                       Image Technology Laboratories, Inc.



                                      INDEX

----------------------------------------------------------------------------

                                                                        PAGE NO.
----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
----------------------------------------------------------------------------
Item 1. Financial Statements................................................   3
----------------------------------------------------------------------------
Condensed Balance Sheets....................................................   3
----------------------------------------------------------------------------
Condensed Statements of Operations..........................................   4
----------------------------------------------------------------------------
Condensed Statement of Stockholders' Equity (Deficiency)....................   5
----------------------------------------------------------------------------
Condensed Statements of Cash Flows..........................................   6
----------------------------------------------------------------------------
Notes to Condensed Financial Statements.....................................   7
----------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations...............................  11
----------------------------------------------------------------------------
Item 3. Controls and Procedures.............................................  15
----------------------------------------------------------------------------
PART II.  OTHER INFORMATION
----------------------------------------------------------------------------
Item 1. Legal Proceedings...................................................  16
----------------------------------------------------------------------------
Item 2. Changes in Securities...............................................  16
----------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities.....................................  16
----------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.................  16
----------------------------------------------------------------------------
Item 5. Other Information...................................................  16
----------------------------------------------------------------------------
Item 6. Exhibits and Reports on Form 8-K....................................  16
----------------------------------------------------------------------------
Signatures..................................................................  18
----------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            CONDENSED BALANCE SHEETS


                                                              JUNE 30, 2004   DECEMBER 31,
                                                               (Unaudited)        2003
 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $   163,659    $   195,257
  Accounts receivable                                              69,391         66,380
  Prepaid expenses and other current assets                        26,659          1,555
                                                              -----------    -----------

    TOTAL CURRENT ASSETS                                          259,709        263,192

Equipment and improvements, net of accumulated
 depreciation and amortization of $61,749 and
 $38,866                                                          214,872        157,452
                                                              -----------    -----------

    TOTAL ASSETS                                              $   474,581    $   420,644
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $   120,203    $   125,429
  Current portion of long-term debt                                82,728           --
  Notes payable                                                    55,827         66,952
  Notes due to stockholders                                         3,400          3,400
                                                              -----------    -----------

    TOTAL CURRENT LIABILITIES                                     262,158        195,781

Long-term debt, less current maturities                           158,540           --
Deferred revenues                                                  23,333         93,333
Accrued compensation payable to stockholders                        7,885        142,000
                                                              -----------    -----------

    TOTAL LIABILITIES                                             451,916        431,114
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, par value $.01 per share;
   5,000,000 shares authorized;
   1,500,000 shares issued and
   outstanding                                                     15,000         15,000
 Common stock, par value $.01 per share;
   50,000,000 shares authorized; 13,863,778
   and 13,751,278 shares issued and outstanding                   138,638        137,513
  Additional paid-in capital                                    2,866,297      2,638,305
  Accumulated deficit                                          (2,997,270)    (2,801,288)
                                                              -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                        22,665        (10,470)
                                                              -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)   $   474,581    $   420,644
                                                              ===========    ===========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)



                                                         SIX MONTHS                   THREE MONTHS
                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                    2004            2003           2004           2003
                                                    ----            ----           ----           ----

REVENUES:
    Service income                              $    448,872    $    295,069    $    207,720    $    143,961
    Software license fees                             70,000          70,000          35,000          35,000
                                                ------------    ------------    ------------    ------------

             TOTAL REVENUE                           518,872         365,069         242,720         178,961

COST OF REVENUES                                      64,629          55,000          37,129          27,500
                                                ------------    ------------    ------------    ------------

             Net revenue                             454,243         310,069         205,591         151,461
                                                ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
    Research and development                          41,200         150,000          22,200          75,000
    Sales and marketing                              157,855         124,686          81,425          84,855
    General and administrative                       451,170         120,293         293,195          39,770
                                                ------------    ------------    ------------    ------------

             TOTAL COSTS AND EXPENSES                650,225         394,979         396,820         199,625
                                                ------------    ------------    ------------    ------------

 NET LOSS                                       $   (195,982)   $    (84,910)   $   (191,229)   $    (48,164)
                                                ============    ============    ============    ============


NET LOSS PER COMMON SHARE:
    Basic                                       $      (0.01)   $      (0.01)   $      (0.01)   $      (0.00)
    Diluted                                     $      (0.01)   $      (0.01)   $      (0.01)   $      (0.00)
                                                ============    ============    ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic                                          15,313,229      13,747,366      15,360,893      13,761,691
   Diluted                                        15,313,229      13,747,366      15,360,893      13,761,691
                                                ============    ============    ============    ============





SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.





                       IMAGE TECHNOLOGY LABORATORIES, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)
                                                                                                                          TOTAL
                                        PREFERRED STOCK             COMMON STOCK            ADDI-                        STOCK-
                                  -------------------------------------------------------
                                       NUMBER                   NUMBER                      TIONAL        ACCUMU-       HOLDERS'
                                         OF                       OF                       PAID-IN         LATED         EQUITY
                                       SHARES        AMOUNT     SHARES        AMOUNT       CAPITAL        DEFICIT     (DEFICIENCY)

Balance, January 1, 2004         1,500,000    $    15,000     13,751,278   $   137,513   $ 2,638,305   $(2,801,288)   $   (10,470)

Issuance of common stock
 in private placement                                            100,000         1,000        49,000                       50,000

Issuance of common stock and
  options for compensation                                        12,500           125        19,300                       19,425

Accrued compensation
 contributed to capital                                                                      159,692                      159,692

Net loss                                                                                                  (195,982)      (195,982)
                               -----------    -----------     ----------   -----------   -----------   -----------    -----------

Balance, June 30, 2004           1,500,000    $    15,000     13,863,778   $   138,638   $ 2,866,297   $(2,997,270)   $    22,665
                               ===========    ===========     ==========   ===========   ===========   ===========    ===========








SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.





                                      IMAGE TECHNOLOGY LABORATORIES, INC.

                                       CONDENSED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                  (UNAUDITED)

                                                              2004           2003
OPERATING ACTIVITIES:
    Net loss                                                $(195,982)   $ (84,910)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of equipment
             and improvements                                  22,883        5,836
         Common stock and options issued for services          19,425         --
         Changes in operating assets and liabilities:
             Accounts receivable                               (3,011)        --
             Prepaid expenses and other current assets        (25,104)       8,381
             Accounts payable and accrued expenses             (5,226)       6,635
             Deferred revenues                                (70,000)     (70,000)
             Accrued compensation payable to stockholders      25,577      (14,422)
                                                            ---------    ---------

               NET CASH USED IN OPERATING ACTIVITIES         (231,438)    (148,480)
                                                            ---------    ---------

INVESTING ACTIVITIES - purchase of
  equipment and improvements                                  (80,303)     (14,036)
                                                            ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                          --        174,346
     Proceeds from private placement of common stock           50,000         --
     Proceeds from notes payable and long-term debt           252,872         --
     Repayments of notes payable and long-term debt           (22,729)        --
                                                            ---------    ---------

               NET CASH PROVIDED BY FINANCING ACTIVITIES      280,143      174,346
                                                            ---------    ---------

               NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS                         (31,598)      11,830

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                195,257      132,454
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 163,659    $ 144,284
                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
    Contribution of accrued compensation
      payable to stockholders to capital                    $ 159,692    $ 426,004
                                                            =========    =========

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

                In the opinion of management, the accompanying unaudited
               condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2004, its results of operations for the six and three months ended June 30, 2004 and 2003, changes in stockholders' equity (deficiency) for the six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 and 2003. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2003 and for the years ended December 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

               Although the Company has had recurring losses and negative cash flows from its operating activities since inception, at June 30, 2004 its cash and cash equivalents were approximately $164,000 and it had a working capital deficiency of approximately $2,500. A substantial portion of the Company's historical losses were attributable to non-cash charges. Management expects a reduction in the level of such losses now that sales of the Company's software products have commenced. As of June 30, 2004, the Company's principal stockholders had deferred approximately $168,000 of compensation due them pursuant to their employment agreements, of which approximately $160,000 was contributed to capital on April 9, 2004. These deferrals and capital contributions have helped and will continue to help preserve the Company's liquidity. Additionally, management expects to be raising capital through a proposed private placement of the Company's common stock, which will fund its future growth and provide working capital. There can be no assurance, however, that the Company will be successful in obtaining such additional capital.

               Management believes that the Company's costs and expenses increases are related, in large part, to anticipated future growth and that the Company has the ability to control the pace of its expenditures relative to available resources. Included in such resources is the expectation of management that, if needed, the Company's principal stockholders will provide additional capital contributions and/or will purchase additional common stock. There can be no assurance, however, that, if needed, such contributions or purchases will be available.

               The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2004.

NOTE 2 - EARNINGS (LOSS) PER SHARE:

               The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

               The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the six and three months ended June 30, 2004 and 2003, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



               Since the Company had net losses for the six and three months ended June 30, 2004 and 2003, the assumed effects of the exercise of options to purchase 2,112,500 and 2,000,000 common shares outstanding at June 30, 2004 and 2003, respectively, and warrants to purchase 2,868,512 common shares outstanding at June 30, 2003 would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.


NOTE 3 - NOTES PAYABLE TO VALLEY COMMERCIAL CAPITAL LLC:

               In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of June 30, 2004, the outstanding balances on these loans aggregated $241,268. These loans are secured by the personal guarantee of the Company's principal stockholder.

NOTE 4 - COMMON STOCK:

               In March 2004, in a private transaction, the Company issued to Robert Carpenter, a member of its Board of Directors, 100,000 shares of its common stock. The purchase price was $.50 per share (which approximates market value), resulting in aggregate proceeds to the Company of $50,000.

               In April 2004, the Company agreed to issue to Richard L. Feinstein, a consultant, as its Chief Financial Officer, 50,000 shares of its common stock as compensation. Pursuant to an employment agreement with Mr. Feinstein, such shares vest and are to be issued 25% as of April 20, 2004, (the "Effective Date") and 25% on each of the first, second and third anniversaries of the Effective Date. Accordingly, the Company recorded a compensation charge of $10,625 in the second quarter of 2004 for the vested 12,500 shares at $.85 per share, the closing price of the Company's common stock on the Effective Date.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCK OPTIONS:

               Also, in connection with his employment, the Company has agreed to issue Mr. Feinstein options to purchase 50,000 shares of its common stock. The options are to be issued and vest 25% as of the Effective Date and 25% on each of the first, second and third anniversaries of the Effective Date. The exercise price of the options is $.85 per share, the closing price of the Company's common stock on the Effective Date. In this connection the Company has recorded a compensation charge of $8,800 in the second quarter of 2004 for the fair value of such vested options.

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


               The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to Mr. Muradian, since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net loss and loss per share and pro forma net loss and loss per share, assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123, are set forth below:

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                             SIX MONTHS             THREE MONTHS
                                           ENDED JUNE 30,          ENDED JUNE 30,
                                        2004           2003      2004           2003
                                        ----           ----      ----           ----

Net loss, as reported                $(195,982)   $ (84,910)   $(191,229)   $  (48,164)

Deduct total stock-based employee
   compensation expense determined
   under a fair value based method
   for all awards                      (30,000)      (2,000)     (30,000)         --
                                     ---------    ----------   ---------    ----------

Net loss - pro forma                 $(225,982)   $ (86,910)   $(221,229)   $  (48,164)
                                     =========    =========    =========    ==========

Net loss per share
   Basic - as reported               $   (0.01)   $   (0.01)   $   (0.01)   $    (0.00)
                                     =========    =========    =========    ==========

   Basic - pro forma                 $   (0.01)   $   (0.01)   $   (0.01)   $    (0.00)
                                     =========    =========    =========    ==========


               The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123, with the following assumptions used during the six and three months ended June 30, 2004 and 2003:

                        Risk-free interest rate           3.5%
                        Volatility                       99.9%
                        Dividend yield                    0.0%




NOTE 6 - CONTRIBUTIONS TO CAPITAL:

               Effective April 9, 2004, the two principal stockholders of the Company contributed to capital the balance of the amounts of compensation owing to them at March 31, 2004, an aggregate of $159,692. Such aggregate amount has been included in additional paid-in capital on the Company's balance sheet at June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, assets, liquidity and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc.'s unaudited condensed financial statements and related notes, which are included elsewhere in this filing.

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

Although we have had recurring losses and negative cash flows from our operating activities since inception, we have cash and cash equivalents of approximately $164,000 and a working capital deficiency of approximately $2,500 as of June 30, 2004. A substantial portion of our historical losses has been attributable to non-cash charges. We expect a reduction in the level of such losses now that sales of the Company's software products have commenced. As of June 30, 2004, our principal stockholders had deferred approximately $168,000 of compensation due them pursuant to their employment agreements, of which approximately $160,000 was contributed to capital on April 9, 2004. These deferrals and capital contributions have helped and will continue to help preserve our liquidity. Additionally, we expect to be raising capital through a proposed private placement of our common stock, which will fund our future growth and provide working capital. There can be no assurance, however, that we will be successful in obtaining such additional capital.

Our costs and expenses increases are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources. Included in such resources is the expectation of additional capital contributions and/or purchases of additional common stock by our principal stockholders. There can be no assurance, however, that, if needed, such contributions or purchases will be available.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 AND FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES:

During the six months ended June 30, 2004, our total revenue increased approximately $154,000, or 42.2% to approximately $519,000 from approximately $365,000 in the prior year's comparable period. For the three months ended June 30, 2004, our total revenue was approximately $243,000, an increase of $64,000, or 35.8%, from approximately $179,000 in the prior year's comparable period. These increases are attributable to our service revenue, which grew to $449,000 in the 2004 six-month period, an increase of 52.2% from $295,000 in the first half of 2003. In the second quarter of 2004, our service revenue was approximately $208,000 compared with $144,000 of service revenues in the 2003 second quarter, an increase of $64,000, or 44.4%. We intend to sell and install additional units that will generate increased service revenues in future periods.

In addition, during each of the six months and three months ended June 30, 2004 and 2003, we earned $70,000 and $35,000, respectively, from the sale of our initial unit as we are recognizing such ratably over the period in which we are required to provide maintenance and other services. It is our intention to continue to grow our service revenue.

COST OF REVENUES:

Our cost of revenues is comprised of the direct expense we incur in providing service in connection with the products we sell and the services we provide.

RESEARCH AND DEVELOPMENT EXPENSES:

During the six months ended June 30, 2004, we incurred research and development expenses (primarily attributable to our founders compensation pursuant to their employment contracts) of $41,000 as compared with research and development expenses of $150,000 during the first half of 2003, a decrease of $109,000, or 72.7%. The amounts for the second quarter of 2004 and 2003 were $22,000 and $75,000, respectively, a decrease of $53,000, or 70.7%. These decreases are reflective of our shift in focus from our development activities, after having developed a successful product, towards the sales, marketing and servicing of such product.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the six months ended June 30, 2004, our general and administrative expenses increased approximately $331,000, or 275.8%, to $451,000 from general and administrative expenses of approximately $120,000 during the first half of 2003. The increase in general and administrative expenses in the second quarter of 2004 from the prior year's comparable period was approximately $253,000, or 632.5% to $293,000 in 2004 from $40,000 in 2003. These increases are substantially attributable to costs incurred, primarily compensation, travel and infrastructure-related, as we continue our transition from a development orientation to a product and sales driven organization and included the addition of two executive officers during the second quarter of 2004. We expect that these costs will continue to grow as we position ourselves to promote and administer our anticipated growth. We believe, however, that such expenditures are largely scalable and controllable based on current and anticipated revenue streams and cash availability.

SALES AND MARKETING EXPENSES:

Sales and marketing expense increased approximately $33,000, or 26.4%, to approximately $158,000 during the six months ended June 30, 2004 from approximately $125,000 of such costs in the comparable prior period. For the second quarter of 2004 such expenses aggregated approximately $81,000, a decrease of $4,000, or 4.7%, from sales and marketing expenses incurred during the comparable period in 2003. These expenses are also expected to increase as we make the investments in infrastructure, personnel and other marketing expenditures that we believe are necessary for us to achieve our revenue goals.


NET LOSS:

As described above, although our revenues increased in the first half and second quarter of 2004 from the comparable periods in 2003, such increases were more than offset by increases in expenses in such periods. As a result, we incurred a loss of approximately $196,000 ($.01 per share) for the six months ended June 30, 2004 as compared with a loss of $85,000 (less than $.01 per share) for the six months ended June 30, 2003 and a loss of $191,000 ($.01 per share) in the second quarter of 2004 as compared with a loss of $48,000 (less than $.01 per share) in the prior year's comparable period.



LIQUIDITY AND CAPITAL RESOURCES:


At June 30, 2004, our total assets were approximately $475,000, an increase of approximately $54,000 from total assets of $421,000 at December 31, 2003. This aggregate increase is primarily related to an increase in net fixed assets of approximately $57,000 and an increase of $25,000 in prepaid expenses and other current assets, as partially offset by a decrease in cash of $32,000.

As of June 30, 2004, we had cash and cash equivalents and a working capital deficiency of $164,000 and $2,500, respectively. Historically, the principal sources of our capital resources include proceeds from issuance of shares of common stock to our founders and in private placements. These proceeds have been used for working capital and general corporate purposes.

The net decrease in cash and cash equivalents of $32,000 in the first half of 2004 was primarily attributable to the net cash used in our operating activities of approximately $232,000. Of this amount, approximately $196,000 is related to our net loss.

Our investing activities, i.e. the purchase of fixed assets, used an additional $80,000 of cash.

These uses of cash, aggregating $312,000, were partially offset by the cash generated through our financing activities of $280,000, primarily from the proceeds of long-term debt.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash decrease of $32,000 for the six months ended June 30, 2004.

 During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of June 30, 2004, we have approximately $56,000 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of June 30, 2004, we had approximately $241,000 outstanding under these arrangements.

In the first quarter of 2004, we sold 100,000 shares of our common stock, in a private transaction, to a member of our Board of Directors. The sales price was $.50 per share, resulting in gross proceeds to the Company of $50,000.

During the six months ended June 30, 2004, our principal stockholders contributed an aggregate of approximately $160,000 of previously deferred compensation to the Company's capital. Since that time through June 30, 2004, the Company's principal stockholder has deferred receipt of an additional $8,000 of compensation owed to him.

In April 2004, we entered into an engagement agreement with an investment advisory firm to assist us in raising capital by acting as a financial advisor and placement agent for a proposed private placement of our common stock.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments to our officers who have employment contracts, payments of existing loans including our line of credit and two notes payable, which call for aggregate monthly payments of approximately $8,300 through March 2007 and $700 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our officers have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise, such contributions or deferrals might be available to us in the future. Additionally, we are going to the marketplace with an offer to sell additional shares of our common stock to raise funds to help support our anticipated growth. There can be no assurance that such efforts will be successful.

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and, if the need arises, our principal stockholder, will be sufficient to finance our debt and lease obligations, employment commitments, current operations and internal growth for at least the next twelve months.


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


ITEM 2.        CHANGES IN SECURITIES.


During the quarter, we issued 12,500 shares of our common stock as compensation, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, representing the vested portion of a 50,000 share stock grant, for $.85 per share, to Richard L. Feinstein, our Chief Financial Officer.

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

                                             IMAGE TECHNOLOGY LABORATORIES, INC.

Date: August 12, 2004                        /s/ DAVID RYON
                                             ----------------
                                             David Ryon
                                             Chief Executive Officer