Form 10QSB
period 2004-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2004-11-19
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 34-00031307

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                            22-53531373
             --------                                            -----------
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

                              602 Enterprise Drive
                            Kingston, New York 12401
                            ------------------------
                    (Address of Principal Executive Offices)

                                  (845)336-4910
                                  -------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of November 18, 2004, there were 13,863,778 shares of the registrant's common stock outstanding.

                       Image Technology Laboratories, Inc.

                                      INDEX

--------------------------------------------------------------------------------
                                                                            Page
                                                                             No.
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1. Financial Statements ..............................................   3
--------------------------------------------------------------------------------
Condensed Balance Sheets ..................................................   3
--------------------------------------------------------------------------------
Condensed Statements of Operations ........................................   4
--------------------------------------------------------------------------------
Condensed Statement of Stockholders' Deficiency ...........................   5
--------------------------------------------------------------------------------
Condensed Statements of Cash Flows ........................................   6
--------------------------------------------------------------------------------
Notes to Condensed Financial Statements ...................................   7
--------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations .....................................................  13
--------------------------------------------------------------------------------
Item 3. Controls and Procedures ...........................................  16
--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1. Legal Proceedings .................................................  17
--------------------------------------------------------------------------------
Item 2. Changes in Securities .............................................  17
--------------------------------------------------------------------------------
Item 3. Defaults Upon Senior Securities ...................................  17
--------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders ...............  17
--------------------------------------------------------------------------------
Item 5. Other Information .................................................  17
--------------------------------------------------------------------------------
Item 6. Exhibits ..........................................................  17
--------------------------------------------------------------------------------
Signatures ................................................................  18
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            CONDENSED BALANCE SHEETS

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2004            2003
                                                                  (UNAUDITED)
                                                                 ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $     29,634    $    195,257
   Accounts receivable                                                 68,175          66,380
   Prepaid expenses and other current assets                           30,276           1,555
                                                                 ------------    ------------

       TOTAL CURRENT ASSETS                                           128,085         263,192

Equipment and improvements, net of accumulated
   depreciation and amortization of $73,847 and $38,866               207,791         157,452
                                                                 ------------    ------------

       TOTAL ASSETS                                              $    335,876    $    420,644
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $    114,023    $    125,429
   Current portion of long-term debt                                   88,295              --
   Notes payable                                                       47,228          66,952
   Notes due to stockholders                                            3,400           3,400
                                                                 ------------    ------------

       TOTAL CURRENT LIABILITIES                                      252,946         195,781

Long-term debt, less current portion                                  132,950              --
Deferred revenues                                                          --          93,333
Accrued compensation payable to stockholders                           24,231         142,000
                                                                 ------------    ------------

       TOTAL LIABILITIES                                              410,127         431,114
                                                                 ------------    ------------

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, par value $.01 per share; 5,000,000 shares
     authorized; 1,500,000 issued and outstanding                      15,000          15,000
   Common stock, par value $.01 per share; 50,000,000 shares
     authorized; 13,863,778 and 13,751,278 shares issued and
     outstanding                                                      138,638         137,513
   Additional paid-in capital                                       2,866,297       2,638,305
   Accumulated deficit                                             (3,094,186)     (2,801,288)
                                                                 ------------    ------------

       TOTAL STOCKHOLDERS' DEFICIENCY                                 (74,251)        (10,470)
                                                                 ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $    335,876    $    420,644
                                                                 ============    ============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
         NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                         NINE MONTHS                    THREE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     -------------------             -------------------
                                                    2004            2003            2004            2003
                                                    ----            ----            ----            ----
REVENUES:
   Service income                               $    665,136    $    432,308    $    216,264    $    137,239
   Software license fees                              93,333         105,000          23,333          35,000
                                                ------------    ------------    ------------    ------------

     TOTAL REVENUE                                   758,469         537,308         239,597         172,239

COST OF REVENUES                                      99,129          82,500          34,500          27,500
                                                ------------    ------------    ------------    ------------

     Gross profit                                    659,340         454,808         205,097         144,739
                                                ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Research and development                           64,100         225,000          22,900          75,000
   Sales and marketing                               276,185         213,858         118,330          89,172
   General and administrative                        611,953         214,215         160,783          84,922
                                                ------------    ------------    ------------    ------------

     TOTAL COSTS AND EXPENSES                        952,238         653,073         302,013         249,094
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (292,898)   $   (198,265)   $    (96,916)   $   (104,355)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE:
   Basic                                        $      (0.02)   $      (0.01)   $      (0.01)   $      (0.01)
   Diluted                                      $      (0.02)   $      (0.01)   $      (0.01)   $      (0.01)
                                                ============    ============    ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic                                          15,330,202      14,056,046      15,363,778      14,663,025
   Diluted                                        15,330,202      14,056,046      15,363,778      14,663,025
                                                ============    ============    ============    ============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     PREFERRED STOCK             COMMON STOCK
                                ------------------------   -------------------------      ADDI-                        TOTAL
                                  NUMBER                      NUMBER                      TIONAL       ACCUMU-         STOCK-
                                    OF                          OF                       PAID-IN        LATED         HOLDERS'
                                  SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       DEFICIT       DEFICIENCY
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance, January 1, 2004         1,500,000   $    15,000    13,751,278   $   137,513   $ 2,638,305   $(2,801,288)   $   (10,470)

Issuance of common stock
  in private placement                                         100,000         1,000        49,000                       50,000

Issuance of common stock and
  options for compensation                                      12,500           125        19,300                       19,425

Accrued compensation
  contributed to capital                                                                   159,692                      159,692

Net loss                                                                                                (292,898)      (292,898)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2004      1,500,000   $    15,000    13,863,778   $   138,638   $ 2,866,297   $(3,094,186)   $   (74,251)
                               ===========   ===========   ===========   ===========   ===========   ===========    ===========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                             2004         2003
                                                                             ----         ----
OPERATING ACTIVITIES:
    Net loss                                                             $ (292,898)   $ (198,265)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of equipment
          and improvements                                                   34,981         7,892
         Common stock and options issued for services                        19,425         9,000
         Changes in operating assets and liabilities:
          Accounts receivable                                                (1,795)           --
          Prepaid expenses and other current assets                         (28,721)        7,320
          Accounts payable and accrued expenses                             (11,406)        6,097
          Deferred revenues                                                 (93,333)       35,000
          Accrued compensation payable to stockholders                       41,923         6,655
                                                                         ----------    ----------

            NET CASH USED IN OPERATING ACTIVITIES                          (331,824)     (126,301)
                                                                         ----------    ----------

INVESTING ACTIVITIES - purchase of equipment and improvements               (85,320)     (150,342)
                                                                         ----------    ----------

FINANCING ACTIVITIES:
    Proceeds from exercise of warrants                                           --       221,094
    Proceeds from private placement of common stock                          50,000            --
    Proceeds from notes payable and long-term debt                          244,273        70,833
    Repayments of notes payable and long-term debt                          (42,752)           --
                                                                         ----------    ----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                       251,521       291,927
                                                                         ----------    ----------

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (165,623)       15,284

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              195,257       132,454
                                                                         ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   29,634    $  147,738
                                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Contribution of accrued compensation payable to stockholders to
      capital                                                            $  159,692    $  426,004
                                                                         ==========    ==========


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2004, its results of operations for the nine and three month periods ended September 30, 2004 and 2003, changes in stockholders' deficiency for the nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 and 2003. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2003 and for the years ended December 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

      The Company has had recurring losses and negative cash flows from its operating activities since inception, at September 30, 2004 its cash and cash equivalents were approximately $30,000 and it had a working capital deficiency of approximately $125,000. A substantial portion of the Company's historical losses were attributable to non-cash charges. As of September 30, 2004, the Company's principal stockholders had deferred approximately $184,000 of compensation due them pursuant to their employment agreements, of which approximately $160,000 was contributed to capital on April 9, 2004. These deferrals and capital contributions have helped and will continue to help preserve the Company's liquidity. Additionally, management expects to be raising capital through a proposed private placement of the Company's convertible preferred stock, which, if successful, will help fund its future growth and provide working capital. (See Note 7 - Subsequent event.) There can be no assurance, however, that the Company will be successful in obtaining such additional capital or that the principal stockholder will be able to fund the Company to the extent necessary, if the outside financing is not obtained.

      Management believes that the Company's costs and expenses increases are related, in large part, to anticipated future growth and that the Company has the ability to control the pace of its expenditures relative to available resources. Included in such resources is the expectation of management that, if needed, the Company's principal stockholders will provide additional capital contributions, short-term loans and/or will purchase additional common stock up to the amount of funds anticipated to be required. The Company believes that its maximum need for additional cash for the next twelve months will be approximately $500,000. The Company's principal stockholder has agreed to fund up to this amount, if needed. There can be no assurance, however, that, if needed, such contributions, loans and/or purchases will be available. If necessary, the Company, also, has the ability to reduce or curtail its planned level of activity.

      The results of operations for the nine and three month-periods ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2004.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - EARNINGS (LOSS) PER SHARE:

      The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

      The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the nine and three months ended September 30, 2004 and 2003, in accordance with the "two class" method of computing earnings
      (loss) per share set forth in SFAS 128.

      Since the Company had net losses for the nine and three months ended September 30, 2004 and 2003, the assumed effects of the exercise of options to purchase 2,112,500 and 2,000,000 common shares outstanding at September 30, 2004 and 2003, respectively, and warrants to purchase 1,999,029 common shares outstanding at September 30, 2003 would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

NOTE 3 - NOTES PAYABLE TO VALLEY COMMERCIAL CAPITAL LLC:

      In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of September 30, 2004, the outstanding balances on these loans aggregated $221,245. These loans are secured by the personal guarantee of the Company's principal stockholder.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCK OPTIONS:

Also, in connection with his consulting agreement, the Company has agreed to issue Mr. Feinstein options to purchase 50,000 shares of its common stock. The options are to be issued and vest 25% as of the Effective Date and 25% on each of the first, second and third anniversaries of the Effective Date. The exercise price of the options is $.85 per share, the closing price of the Company's common stock on the Effective Date. In this connection the Company has recorded a compensation charge of $8,800 in the second quarter of 2004 for the fair value of such vested options.

Effective May 5, 2004 (the "Start Date"), the Company engaged Barry Muradian as its Chief Operating Officer as evidenced by an employment agreement. Pursuant to the terms of such agreement, the duration of which is four years from the Start Date, Mr. Muradian will be paid an annual base salary, initially, of $125,000, increased to $150,000 on August 1, 2004 and subject to subsequent periodic reviews. Mr. Muradian is eligible to participate in all of the Company's incentive plans. Additionally, the Company is issuing to Mr. Muradian options to purchase 100,000 shares of its common stock. The options vest 25% on the first anniversary of the Start Date and 25% on each of the succeeding three anniversaries of the Start Date. The exercise price of the options is $.75 per share, the opening price of the Company's common stock on the Start Date.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                      NINE MONTHS                THREE MONTHS
                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                  2004          2003          2004          2003
                                                  ----          ----          ----          ----
Net loss, as reported                         $ (292,898)   $ (198,265)   $  (96,916)   $ (104,355)

Deduct total stock-based employee
    compensation expense determined under a
    fair value based method for all awards       (30,000)       (2,000)           --            --
                                              ----------    ----------    ----------    ----------

Net loss - pro forma                          $ (322,898)   $ (200,265)   $  (96,916)   $ (104,355)
                                              ==========    ==========    ==========    ==========

Net loss per share
       Basic - as reported                    $    (0.02)   $    (0.01)   $    (0.01)   $    (0.01)
                                              ==========    ==========    ==========    ==========

       Basic - pro forma                      $    (0.02)   $    (0.01)   $    (0.01)   $    (0.01)
                                              ==========    ==========    ==========    ==========

      The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123, with the following assumptions used during the nine and three months ended September 30:

                                               2004        2003
                                               ----        ----
            Risk-free interest rate             3.5%        6.0%
            Volatility                         99.9%       29.0%
            Dividend yield                      0.0%        0.0%

NOTE 6 - CONTRIBUTIONS TO CAPITAL:

      Effective April 9, 2004, the two principal stockholders of the Company contributed to capital the balance of the amounts of compensation owing to them at March 31, 2004, an aggregate of $159,692. Such aggregate amount has been included in additional paid-in capital on the Company's balance sheet at September 30, 2004.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SUBSEQUENT EVENT:

      On November 17, 2004, the Company accepted an offer from vFinance Investments, Inc. to raise between $750,000 and $1,500,000 through the sale, pursuant to a Regulation D offering, of shares of convertible preferred stock of the Company. The terms of the offer include a conversion price equal to a maximum of $.225 per share or a 25% discount to the closing bid price of the Company's stock on the day preceding funding. In addition, the preferred shares will have a coupon interest rate of 5% per year, payable in cash or common stock. Furthermore, the Company will issue warrants to purchase shares of common stock in an amount equal to 50% of the preferred shares issued in the transaction. Such warrants will have a cash exercise price equal to 120% of the closing bid price of the Company's common stock on the day of the initial closing.

      As part of this transaction, the Company will be required to file a registration statement to register the underlying securities and to pay, up to $25,000, the legal fees incurred by the placement agent.

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

We have had recurring losses and negative cash flows from our operating activities since inception, we have cash and cash equivalents of approximately $30,000 and a working capital deficiency of approximately $125,000 as of September 30, 2004. A substantial portion of our historical losses has been attributable to non-cash charges. As of September 30, 2004, our principal stockholders had deferred approximately $184,000 of compensation due them pursuant to their employment agreements, of which approximately $160,000 was contributed to capital on April 9, 2004. These deferrals and capital contributions have helped and will continue to help preserve our liquidity. Additionally, we expect to be raising capital through a proposed private placement of our convertible preferred stock, which will fund our future growth and provide working capital. (See Note 7 - Subsequent event, to the condensed financial statements, included elsewhere herein.) There can be no assurance, however, that we will be successful in obtaining such additional capital.

Our costs and expenses increases are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources. Included in such resources is the expectation of additional capital contributions and/or purchases of additional common stock by our principal stockholders. We believes that our maximum need for additional cash for the next twelve months will be approximately $500,000. Our principal stockholder has agreed to fund up to this amount, if needed. There can be no assurance, however, that, if needed, such contributions or purchases will be available. If necessary, we, also, have the ability to reduce or curtail our planned level of activity.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2003

REVENUES:

During the nine months ended September 30, 2004, our total revenue increased approximately $221,000, or 41.2% to approximately $758,000 from approximately $537,000 in the prior year's comparable period. For the three months ended September 30, 2004, our total revenue was approximately $240,000, an increase of $68,000, or 39.5%, from approximately $172,000 in the prior year's comparable period. These increases are attributable to our service revenue, which grew to $665,000 in the 2004 nine-month period, an increase of 53.9% from $432,000 in the first nine months of 2003. In the third quarter of 2004, our service revenue was approximately $216,000 compared with $137,000 of service revenues in the 2003 comparable quarter, an increase of $79,000, or 57.7 %. We intend to sell and install additional software units that will generate increased service revenues in future periods.

In addition, during the nine months ended September 30, 2004, we earned $93,333 from the sale of our initial unit compared with $105,000 in the comparable prior period and in the third quarter of 2004 we earned $23,333 compared with $35,000 in the third quarter of 2003. The decrease of $11,667 in each period is because we recognized such revenues from an advance deposit ratably over the period in which we were required to provide maintenance and other services. This agreement expired during the third quarter of 2004 and was replaced by one requiring monthly service fees, rather than license fees. It is our intention to continue to grow our service revenue.

COST OF REVENUES:

Our cost of revenues is comprised of the direct expense, primarily payroll, we incur in providing service in connection with the products we sell and the services we provide.

RESEARCH AND DEVELOPMENT EXPENSES:

During the nine months ended September 30, 2004, we incurred research and development expenses (primarily attributable to our founders' compensation pursuant to their employment contracts) of $64,000 as compared with research and development expenses of $225,000 during the first nine months of 2003, a decrease of $161,000, or 71.6 %. The amounts for the third quarters of 2004 and 2003 were $23,000 and $75,000, respectively, a decrease of $52,000, or 69.3%.
These decreases are reflective of our shift in focus from our development activities, after having developed a successful product, towards the sales, marketing and servicing of such product.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the nine months ended September 30, 2004, our general and administrative expenses increased approximately $398,000, or 186.0%, to $612,000 from general and administrative expenses of approximately $214,000 during the first nine months of 2003. The increase in general and administrative expenses in the third quarter of 2004 from the prior year's comparable period was approximately $76,000, or 89.4% to $161,000 in 2004 from $85,000 in 2003. These increases are substantially attributable to costs incurred, primarily compensation, travel and infrastructure-related, as we continue our transition from a development orientation to a product and sales driven organization and included the addition of two executive officers during the second quarter of 2004. We expect that these costs will continue to grow as we position ourselves to promote and administer our anticipated growth. We believe, however, that such expenditures are largely scalable and controllable based on current and anticipated revenue streams and cash availability.

SALES AND MARKETING EXPENSES:

Sales and marketing expense increased approximately $62,000, or 29.0%, to approximately $276,000 during the nine months ended September 30, 2004 from approximately $214,000 of such costs in the comparable prior period. For the third quarter of 2004 such expenses aggregated approximately $118,000, an increase of $29,000, or 32.6%, from sales and marketing expenses incurred during the comparable period in 2003. These expenses are also expected to continue their increase as we make the investments in infrastructure, personnel and other marketing expenditures that we believe are necessary for us to achieve our revenue goals. .

NET LOSS:

As described above, although our revenues increased in the nine months and third quarter of 2004 from the comparable periods in 2003, such increases were more than offset by increases in expenses in such periods. As a result, we incurred a loss of approximately $293,000 ($.02 per share) for the nine months ended September 30, 2004 as compared with a loss of $198,000 ($.01 per share) for the nine months ended September 30, 2003 and a loss of $96,000 ($.01 per share) in the third quarter of 2004 as compared with a loss of $104,000 ($.01 per share) in the prior year's comparable period.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2004, we had cash and cash equivalents and a working capital deficiency of $30,000 and $125,000, respectively. Historically, the principal sources of our capital resources include proceeds from issuance of shares of common stock to our founders and in private placements. These proceeds have been used for working capital and general corporate purposes.

The net decrease in cash and cash equivalents of $166,000 in the first nine months of 2004 was primarily attributable to the net cash used in our operating activities of approximately $332,000. Of this amount, approximately $293,000 is related to our net loss.

Our investing activities, i.e. the purchase of fixed assets, used an additional $85,000 of cash.

These uses of cash, aggregating $417,000, were partially offset by the cash generated through our financing activities of $252,000, primarily from the proceeds of long-term debt and a private placement of common stock.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash decrease of $166,000 for the nine months ended September 30, 2004.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of September 30, 2004, we have approximately $47,000 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of September 30, 2004, we had approximately $221,000 outstanding under these arrangements.

In the first quarter of 2004, we sold 100,000 shares of our common stock, in a private transaction, to a member of our Board of Directors. The sales price was $.50 per share, resulting in gross proceeds to the Company of $50,000.

During the nine months ended September 30, 2004, our principal stockholders contributed an aggregate of approximately $160,000 of previously deferred compensation to the Company's capital. Since that time through September 30, 2004, the Company's principal stockholder has deferred receipt of an additional $24,000 of compensation owed to him.

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

We believe that the cash generated from existing operations, together with cash on hand, available credit from our current lenders, including banks and, if the need arises, our principal stockholder, will be sufficient to finance our debt and lease obligations, employment commitments, current operations and internal growth through, at least, September 30, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    IMAGE TECHNOLOGY LABORATORIES, INC.


Date: November 19, 2004             /s/ David Ryon
                                    -----------------------------------
                                    David Ryon
                                    Chief Executive Officer