Form 10KSB
period 2004-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2005-04-29
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for the most recent fiscal year were $894,245.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.29 last sales price reported by OTC.BB on April 15,2005 was $3,041,742.

As of April 15, 2005, the Registrant had issued and outstanding 14,638,778 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on or about April 28, 2005 are incorporated in Part III of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                      ---

                           FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate, " "intend, " "plan", "believe," "seek", "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Factors, that could cause actual results to differ materially from those expressed or implied by such forward looking statements include that factors discussed in the report in Part 1, Item 1, including the section captioned "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Image Technology Laboratories, Inc. ("ITL", "the Company", "Registrant" or "we") is a medical image and information management company in the healthcare IT market. We were incorporated in Delaware on December 5, 1997. ITL has developed a single database "Radiology Information System/Picture Archiving and Communication System", known as RIS/PACS for use in the management of patient information and medical images by hospitals and diagnostic imaging centers. The PACS portion of the system acquires and stores diagnostic images in digital format from original imaging sources, such as:

        o    Computerized Tomography (CAT scan)
        o    Magnetic Resonance Imaging (MRI)
        o    Ultrasound
        o    Nuclear Imaging
        o    Digital Fluoroscopy
        o    Computed Radiography
        o    Digital Mammography
        o    Digital Radiography
        o    Positron Emission Tomography (PET)

The RIS portion of the system inputs and stores patient demographics, insurance information, billing and scheduling information required to complete the patient visit. The RIS system also manages the reports generated by the radiologist from the patient's image data. All of the data is retained in standard DICOM (Digital Imaging and Communications in Medicine) and HL-7 (Health Level-7) formats.

The Company is a systems integrator that provides a total solution of hardware and software to the customer. There are two (2) pricing models. The first is an outright capital purchase and the second is a fee per usage basis. The latter plan is an attractive approach for the Company's clients, as there is no capital outlay and the cost is expensed.

Dr. David Ryon, a radiologist and a founder of ITL, had a vision for an all digital radiology business management system that would empower clinicians to deliver better quality of care to their patients. Dr. Ryon's vision was shared by co-founders Lewis M. Edwards, an expert in networking and image management, and fellow radiologist Dr. Carlton T. Phelps. The engineering team was charged with the design and implementation of a medical information system that would take advantage of digital technology to completely automate the workflow functions of an imaging department or center.

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

PRODUCTS

ITL's lead product is the WarpSpeed system. Through its unique, modular architecture ITL has created a total radiology business solution that is readily scaled and easily upgraded. These features will allow the Company to provide products tailored to the size of its customers and to keep its customers at the forefront of future technological advances by enabling the Company to easily update existing systems.

The main special features of the WarpSpeed product include:

     o   Automation of the total workflow

     o   Integration of patient data with digital images

     o   A unique, radiologist-designed user interface

     o   The ability to place key, annotated images in the radiologist's report

     o Quality review programs which analyze productivity and diagnostic accuracy of individual radiologists or entire Radiology centers

     o   Windows 2000 as the network operating system

ITL has also designed a proprietary display workstation that permits the simultaneous viewing of multiple diagnostic images together with relevant patient data. The display of information emulates the current film based paradigm that uses traditional X-Ray view boxes for the display of multiple images. The heart of the radiologist view station is a proprietary multi-monitor touch-screen controlled workstation. Research has shown that simultaneous image display improves the speed and accuracy of diagnostic interpretation. The display workstation consists of proprietary software developed by ITL and commercially available hardware. The unique feature of the display station is its ability to present an unlimited number of diagnostic images on multiple display surfaces. The software blends together an unlimited number of monitors, of arbitrary resolution, into one large virtual display.

The WarpSpeed system can be used to create, store, reproduce and transmit digitized images generated by current diagnostic imaging modalities, including digital radiography, ultrasound, nuclear medicine, digital fluoroscopy, computed tomography, and magnetic resonance imaging. Using WarpSpeed, radiologists can read and interpret digital images from any imaging modality that is connected to the network. This includes remote locations connected via encrypted tunnels
(VPNs) over the Internet. This facilitates time-critical transfer of patient information between hospital departments, as well as rapid off-site consultations by specialists at remote locations. The system also affords convenient home viewing by radiologists.

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

In addition, WarpSpeed offers capabilities not found on even the most expensive systems, including:

     o   Unique graphical interface

     o Transfer of control of the viewing surface to a separate touch-screen control display

     o   Infinite screen "real estate"

     o   Intuitive, interactive interface that minimizes the need for training

     o   Support for a locally hosted Application Service Provider (ASP) model

     o   Full support for DICOM, HL7 and the IHE initiative.

MARKETING PLAN

ITL is marketing its WarpSpeed system in hospitals with less than 400 beds and freestanding radiology imaging centers. According to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S. According to the American Hospital Association, there are 5,800 hospitals in the U.S. Approximately one-half have less than 400 beds.
According to the latest market research by Frost & Sullivan, a leading industry research firm, the worldwide market for PACS was $1.8 billion in 2003 and will grow to $4.5 billion by 2010. PACS technology, while widely appreciated, has yet to be widely adopted. We believe this is a reflection of the limitation of current solutions to deliver expected value. According to Frost & Sullivan, approximately 17.7% of hospitals in North America had PACS in 2003.

ITL markets a fourth generation medical information and image management system that we believe is more open, usable and scalable than any currently available product. The Company is planning to market ITL's WarpSpeed system through an in-house sales force supported by product advertising and promotion at industry trade shows. ITL offers the product at a price point, which is well within the reach of even the smallest hospital or imaging facility. The Company believes that it can offer systems with superior price/performance characteristics.

COMPETITION AND COMPETITIVE ADVANTAGE

ITL is unique among the 50+ companies in the U.S. that are marketing or developing RIS/PACS solutions for the radiology community. The Company believes that it is the only company that has implemented a single unified product that encompasses all aspects of the radiology business. To date no one company has captured a predominant market share. Some of the larger RIS/PACS vendors are GE Medical Systems, Agfa, Siemens Medical Solutions and Kodak Health Imaging - all of which have expended effort to integrate RIS and PACS. There are a number of vendors which now offer `single vendor' (disparate database) RIS/PACS, and many vendors which offer simply the RIS or PACS components separately.

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

The Company believes that most available RIS/PACS systems have significant drawbacks such as:

     o   Poor user interfaces

     o   Inadequate workflow tools

     o   Lack of scalability

     o   Prohibitive entry point purchase prices.

     o   Significant management oversight to maintain disparate databases

ITL believes that such drawbacks account in part for the fact that none of its competitors have been able to capture more than 20% of the market in recent years. ITL intends to capitalize on these inherent weaknesses in the competition.

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

Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Mr. Barry C. Muradian, ITL's Chief Executive Officer and Mr. Lewis M. Edwards, ITL's Chief Technical Officer, each in the amount of $300,000 if this can be obtained on commercially reasonable terms. The Company at this time has not purchased life insurance.

MATERIAL CONTRACTS


In May 2003, ITL signed a five-year contract with Park Avenue Associates in Radiology PC., Binghamton NY, for the installation of it's solution in a multi-site environment. This installation required the deployment of hardware and software in four physically separate locations interconnected with microwave links, fiber-optic cable, and a traditional LAN. The interconnections also include the use of secure, encrypted tunnels via the internet (VPN's). Remote review stations have been deployed in private physician's offices.

In January 2004, ITL closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of December 31, 2004, the outstanding balances on these loans aggregated $200,763. These loans are secured by the personal guarantee of the Estate of Dr. Ryon.

In December 2004, pursuant to a promissory note, Dr. Ryon loaned the Company $105,000 with interest at 10% per annum. In April 2005, the Company renegotiated the terms of the note with the Estate of Dr. Ryon to provide for a 24-month payment schedule, beginning in January 2006.

In March 2005, the Company signed a contract for the sale of two of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services of Massachusetts, LLC at multi-modality imaging centers specializing in women's health care, and one WarpSpeed system to InMed Diagnostics Services of South Carolina, LLC in Columbia. The Columbia, South Carolina site is the largest imaging center of the InMed affiliates.


ITEM 2. DESCRIPTION OF PROPERTY

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845) 336-4931.

In November 2002, we executed a five-year lease (at $700 per month) for office space at "TechCity", formerly the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for our growing marketing/sales department, the R&D team and the systems integration/test area.

Image Technology believes that its current facilities will meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company was party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps' claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company's claim for return of Dr. Phelps's stock was denied. On September 15th 2004, the Arbitrator awarded attorneys' fees and arbitration expenses totaling $120,810 and $9,250, respectively to Dr. Phelps. The Arbitrator's award has not yet been confirmed. A total of $130,060 has been added to the expenses in the Company's 2004 Statement of Operations and the liabilities have been increased by the same amount in the Company's Balance Sheet as of December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Image Technology's Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IMTL.OB". These securities commenced trading on December 15, 2000. The following table lists the closing high and low prices of the Company stock during 2003-2005:


               ----------------------------------------------------------------
                        2003                   2004                  2005
               ---------------------    -------------------   -----------------
                   HIGH       LOW         HIGH        LOW       HIGH       LOW
                   ----       ---         ----        ---       ----       ---

     1st Qtr.   $  0.28    $ 0.15       $ 1.00     $ 0.40      $ 0.45    $ 0.20


     2nd Qtr       0.33      0.18         0.97       0.40


     3rd Qtr.      0.31      0.17         0.70       0.39


     4th Qtr.      0.50      0.26         0.45       0.25


As of March 31, 2005, the number of holders of record of Common Stock was 190.

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

ISSUANCE AND SALES OF SECURITIES

During 2004, the Registrant issued and sold the securities listed below pursuant to exemptions from registration under the Securities Act.

In the first quarter of 2004, we sold 100,000 shares of our common stock, in a private transaction, to a member of our Board of Directors. The sales price was $.50 per share, the approximate fair value at the time, resulting in gross proceeds to the Company of $50,000.

In April 2004, as compensation to a financial consultant, we issued a total of 12,500 shares having a fair market value of approximately $10,625 at the time of issuance.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The following is a discussion of certain factors affecting the results of operations, liquidity and capital resources of Image Technology Laboratories, Inc. ("ITL"). You should read the following discussion and analysis in conjunction with ITL's audited financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-KSB.

BUSINESS AND SUMMARY OF CRITICAL ACCOUNTING POLICIES:

ITL is a medical image management company in the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. ITL has developed a single database "Radiology Information System and Picture Archiving and Communications System" known as RIS/PACS for use in the secure management of patient information and diagnostic images.

We expect that we will derive our future revenues primarily from sales of our WarpSpeed system and associated maintenance charges along with Application Service Provider (ASP) usage fees. We obtained our first contract for the sale of WarpSpeed and related hardware and maintenance services in August 2002. Accordingly, we are no longer in the development stage for accounting purposes, but we continue to refine and enhance the capabilities of our WarpSpeed system.

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of approximately $4,000 and a working capital deficiency of approximately $304,000 as of December 31, 2004. A substantial portion of our historical losses has been attributable to non-cash charges. Through December 31, 2004, our principal stockholders had deferred approximately $187,000 of compensation due them pursuant to their employment agreements, of which approximately $160,000 was contributed to capital on April 9, 2004. These deferrals and capital contributions have helped preserve our liquidity. In December 2004, pursuant to a promissory note, our former Chief Executive Officer loaned us $105,000, which will be repaid over 24 months, beginning in January 2006. Additionally, in February and April 2005, in private placements of its common stock, all of the individual members of our Board of Directors and certain key employees purchased an aggregate of 775,000 shares of our common stock at $.20 per share, resulting in proceeds to the Company of $155,000. We are currently engaged in a number of financing activities, including the procurement of bridge loans and equity financing. As a result of our limited capital resources, however, our independent registered public accounting firm has indicated in their report on our financial statements for the year ended December 31, 2004 that there is a substantial doubt about our ability to continue as a going concern. We believe, however, that as a result of the proceeds from our financing activities, as well as anticipated cash flow to be generated by fees from, and sales of, our RIS/PACS solution, we will be able to continue to meet our obligations as they become due through at least December 31, 2005. We also believe, but cannot assure, that if needed, we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans or equity transactions.

Our cost and expense increases are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources. Included in such resources is the expectation of additional short-term loans and/or purchases of additional common stock by the members of our Board of Directors, as well as additional private placements of securities to unrelated third parties. There are no commitments of financing nor can there be any assurance, that, if needed, such loans or security purchases will be available. If necessary, we also have the ability to reduce or curtail our planned level of activity. As a result of the aforementioned, our financial statements have been prepared assuming the Company will continue as a going concern and they do not include any adjustments from the outcome of this uncertainty.

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

Our significant accounting policies are described in Note 2 to our audited financial statements, contained elsewhere in this report. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective or complex judgments.

GOING CONCERN:

The accompanying audited financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and retire our liabilities in other than the normal course of business and at amounts different from those in the accompanying audited financial statements. Our ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing. While our management believes that both criteria will be achieved, there can be no assurance as to either outcome.


REVENUE RECOGNITION:

Revenues from the provision of radiology and imaging services are recognized over the estimated period during which the applicable services are performed provided that the fees are fixed and determinable and collection is reasonably assured.

Contracts for the sale of our imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, we cannot allocate the revenues from such contracts to each element based on the relative fair value of each element. Accordingly, we will recognize the revenues from a system contract ratably over the period during which we are required to provide maintenance or any other service provided that the fees are fixed and determinable and collection is reasonably assured. Unearned revenues, if any, are included in deferred revenues in our balance sheet. At December 31, 2004, all amounts initially deferred were fully amortized into revenue.

VALUATION OF DEFERRED TAX ASSETS:

We regularly evaluate our ability to recover the reported amount of our deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that it is more likely than not that we will not realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results and, accordingly, have recorded a valuation allowance of $1,347,000. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to adjust this valuation allowance, which could materially impact our financial position and results of operations.

VALUATION OF LONG-LIVED ASSETS:

We assess the recoverability of long-lived assets, such as equipment and improvements, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets at December 31, 2004. However, should our operating results deteriorate, we may determine that some portion of our long-lived assets is impaired. Such determination could result in non-cash charges to income that could materially affect our financial position and results of operations for that period.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. " The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") which requires an issuer to classify financial instruments that are within its scope as liabilities. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the guidance in the consensus in the quarter beginning July 1, 2003. The adoption of the provisions of SFAS 150 did not have any impact on the Company's financial statements.


In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153") which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions ("APB 29"). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS 153 is not anticipated to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," as subsequently revised in April 2005 ("SFAS 123(R)") which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, "Accounting for Stock-Based Compensation," supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, including all options granted to employees, based on the fair value of the award on the date of the grant. SFAS 123(R) requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company has used the intrinsic value method of accounting for options granted to employees and has not been required to record any charges related to options granted. For small business issuers, like the Company, SFAS 123(R) must be adopted no later than the beginning of the next fiscal year that begins after periods beginning after December 15, 2005 and the Company expects to adopt SFAS 123(R) on January 1, 2006. We expect that the adoption of SFAS 123(R) will require us to record charges related to options granted to employees from time to time, but we cannot determine presently whether those charges will have a material impact on our results of operations and the related per-share amounts.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

REVENUE:

During the year ended December 31, 2004, our total revenues increased $118,840, or 15.3%, to $894,245 from $775,405 in the prior year. This net increase in revenue is comprised of a $153,840, or 23.4%, increase in ASP usage fees from our existing customers. One customer generated a full-year's ASP fee revenue in 2004, while a second customer's capital purchase payment revenue decreased $35,000, or 25%, as the payments were completed in 2004. A third customer's ASP usage fee revenue stream started in September 2004. We expect that we will derive our revenues in the future primarily from sales of our WarpSpeed system and associated maintenance charges along with ASP usage fees.

COST OF REVENUE:

During the year ended December 31, 2004, the cost of service revenues consisted of Medical Director and related fees which was $102,629, approximately the same as the $110,000 incurred in 2003. These costs ceased with the passing of Dr. Ryon in December 2004.

RESEARCH AND DEVELOPMENT EXPENSES:

During the year ended December 31, 2004, we incurred research and development expenses of $344,622 as compared with $342,000 in the preceding year. These expenses consisted primarily of compensation to our Chief Technology Officer and the engineering personnel, who continually develop refinements and enhancements to our WarpSpeed system.

SALES AND MARKETING EXPENSES:

During the years ended December 31, 2004 and 2003, we incurred sales and marketing expenses of $324,650 and $315,474, respectively, as we introduced our products for sale. These expenses are expected to increase as our cash availability allows us to make the investments in infrastructure, personnel and other sales and marketing expenditures that we believe are necessary for us to achieve our revenue goals.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the year ended December 31, 2004, we incurred general and administrative expenses of approximately $688,000 as compared to approximately $342,000 in the prior year, an increase of $346,000. Of this amount, 38% (approximately $130,000) is due to the accrual of a one-time charge in the fourth quarter of 2004, resulting from an arbitration proceeding with a former officer and director of the Company. There was no comparable charge in 2003. The balance of the increase is substantially attributable to compensation, travel, customer support and infrastructure-related costs, as we continue our growth from a pure development company to a more complete organization.

Our growth transition included the addition of two executive officers starting in the second quarter of 2004. We expect that these costs will continue to increase as we position ourselves to promote and administer our anticipated expansion. We believe, however, that such expenditures are largely scalable and controllable based on current and anticipated revenue streams and cash availability.

NET LOSS:

As a result of the aforementioned, we incurred a loss of approximately $565,000 ($.04 per share) for the year ended December 31, 2004 as compared to a loss of approximately $335,000 ($.02 per share) for the year ended December 31, 2003. Approximately 57% of the increase in net loss can be attributed to the accrual of a one-time charge in the fourth quarter of 2004, the final result of an arbitration proceeding with a former officer and director of the Company. There was no comparable charge in 2003.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2004, we had cash and cash equivalents of $4,000 and a working capital deficiency of approximately $304,000 compared with a cash position of $195,000 and working capital of $67,000, respectively in 2003.

During 2004, our operating activities utilized approximately $459,000 of cash. This arose primarily from our net loss of approximately $565,000 as adjusted for non-cash charges of $67,000, netting to $498,000, plus a net increase in assets aggregating $11,000 (resulting from an increase in prepaid expenses of $16,000, as partially offset by a decrease in accounts receivable of approximately $5,000) and a net increase in liabilities of $50,000 (resulting from an increase in accounts payable and accrued expenses of $98,000 and an increase in accrued compensation payable to stockholders of $45,000, as partially offset by a decrease in deferred revenues of $93,000 ). During 2003, our operating activities utilized approximately $251,000 of cash. This arose primarily from our net loss of approximately $335,000 and an increase in accounts receivable of approximately $66,000. These uses of cash were partially offset by non-cash charges aggregating approximately $34,000 and an increase in accounts payable and accrued expenses of approximately $90,000 and accrued compensation of approximately $18,000.

Additionally, during 2004, our investing activities used approximately $86,000, primarily to purchase equipment placed in service to generate revenue. During 2003, we used cash of approximately $143,000 for the acquisition of equipment.

These net uses of cash in 2004 were partially offset by our financing activities which generated an aggregate of approximately $354,000, with the proceeds of notes and long-term debt aggregating approximately $367,000, plus $50,000 in proceeds from the sale of our common stock, less principal payments on the debt of approximately $63,000.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. At December 31, 2004, outstanding borrowings approximated $64,000.

In February and March 2004, we borrowed an aggregate of $264,000 from Valley Commercial Capital, LLC ("Valley"). These loans require aggregate monthly payments of principal and interest of $8,300 through February 2007 and $4,400 in March 2007. As of December 31, 2004, the outstanding balances on these loans aggregated $201,000. Principal payments are approximately $94,000, $90,000 and $17,000 in 2005, 2006 and 2007, respectively

In January 2004, we closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which will be repaid over 24 months, beginning in January 2006. Principal payments are $52,500 in 2006 and 2007.

In March 2005, the Company signed a contract for the sale of two of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services of Massachusetts, LLC at multi-modality imaging centers specializing in women's health care, and one WarpSpeed system to InMed Diagnostics Services of South Carolina, LLC in Columbia, South Carolina. The South Carolina site is the largest imaging center of the InMed affiliates.

We have employment commitments through December 2005 that require us to pay minimum annual cash compensation of $150,000 to each of our two executive officers.





ITEM 7. FINANCIAL STATEMENTS

 Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Registered Public Accounting Firm         14

Balance Sheet
    December 31, 2004                                           15

Statements of Operations
    Years Ended December 31, 2004 and 2003                      16

Statements of Changes in Stockholders' Deficiency
    Years Ended December 31, 2004 and 2003                      17

Statements of Cash Flows
    Years Ended December 31, 2004 and 2003                      18

Notes to Financial Statements                                19-28

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Board of Directors and Stockholders Image Technology Laboratories, Inc.

We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2004, and its results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Notes 1 and 2 to the financial statements, among other things, the Company's operations have generated recurring losses and negative cash flows from operating activities, and it had working capital and stockholders' deficiencies at December 31, 2004. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1. The accompanying financial statements as of and for the year ended December 31, 2004 do not include any adjustments that might result from the outcome of this uncertainty.





                                  /S/ J.H. COHN LLP

ROSELAND, NEW JERSEY
APRIL 28, 2005


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:

       Cash                                                          $     4,212

       Accounts receivable                                                61,048

       Prepaid expenses and other current assets                          17,067
                                                                     -----------
               TOTAL CURRENT ASSETS                                       82,327

Equipment and improvements, net                                          196,233
                                                                     -----------
               TOTAL                                                 $   278,560
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

       Notes payable                                                 $    65,407
       Current portion of long-term debt                                  93,633
       Current portion of notes payable to stockholders                    3,400
       Accounts payable and accrued expenses                             223,695
                                                                     -----------
               TOTAL CURRENT LIABILITIES                                 386,135


Long-term debt, less current portion                                     107,130
Notes payable to stockholders, less current portion                      105,000
Accrued compensation payable to stockholders                              27,072
                                                                     -----------
               TOTAL LIABILITIES                                         625,337
                                                                     -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
       Preferred stock, par value $.01 per share; 5,000,000 shares
           authorized; 1,500,000 shares issued and outstanding            15,000
       Common stock, par value $.01 per share; 50,000,000 shares

           authorized; 13,863,778 shares issued and outstanding          138,638
       Additional paid-in capital                                      2,866,297
       Accumulated deficit                                            (3,366,712)
                                                                     -----------
               TOTAL STOCKHOLDERS' DEFICIENCY                           (346,777)
                                                                     -----------
               TOTAL                                                 $   278,560
                                                                     ===========



SEE NOTES TO FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                     2004            2003
                                                     ----            ----
REVENUE:
        Service                                 $    789,245    $    635,405
        Software license fees                        105,000         140,000
                                                ------------    ------------
            TOTAL REVENUE                            894,245         775,405

COST OF REVENUE                                      102,629         110,000
                                                ------------    ------------
            GROSS PROFIT                             791,616         665,405
                                                ------------    ------------

EXPENSES:

        Research and development                     344,622         342,000
        Sales and marketing                          324,650         315,474
        General and administrative                   687,768         342,458
                                                ------------    ------------


            TOTALS                                 1,357,040         999,932
                                                ------------    ------------

NET LOSS                                        $   (565,424)   $   (334,527)
                                                ============    ============


NET LOSS PER COMMON SHARE:
        Basic and diluted                       $      (0.04)   $      (0.02)
                                                ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
        Basic and diluted                         15,338,642      14,247,717
                                                ============    ============




SEE NOTES TO FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                     PREFERRED STOCK                 COMMON STOCK
                               -------------------------- --------------------------     ADDI-                             TOTAL
                                 NUMBER                      NUMBER                      TIONAL          ACCUMU-           STOCK-
                                   OF                          OF                       PAID-IN           LATED           HOLDERS'
                                 SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL          DEFICIT         DEFICIENCY
                                 ------        ------        ------        ------       -------          -------         ----------

Balance, January 1, 2003         1,500,000    $ 15,000    12,232,462     $122,325     $1,827,395     $(2,466,761)       $ (502,041)

Sales of common stock
in private placement

                                                             500,000        5,000        165,000                           170,000

Return of common stock
in dispute resolution

                                                            (200,000)      (2,000)         2,000                                 -

Issuance of common stock
upon warrant exercise

                                                           1,188,816       11,888        209,206                           221,094


Issuance of common stock to
directors for services                                        30,000          300          8,700                             9,000

Accrued compensation
contributed to capital

                                                                                         426,004                           426,004


Net loss                                                                                                (334,527)         (334,527)
                               ------------  ----------  ------------  -----------   ------------   --------------    -------------

Balance,
December 31, 2003                1,500,000      15,000    13,751,278      137,513      2,638,305      (2,801,288)          (10,470)

Issuance of common stock in
private placement                                            100,000        1,000         49,000                            50,000

Issuance of common stock and
options for services                                          12,500          125         19,300                            19,425

Accrued compensation
contributed to capital

                                                                                         159,692                           159,692


Net loss                                                                                                (565,424)         (565,424)
                               ------------ -----------  ------------  -----------   ------------   --------------    -------------

Balance,
December 31,  2004               1,500,000    $ 15,000    13,863,778     $138,638     $2,866,297     $(3,366,712)        $(346,777)
                               ============ ===========  ============  ===========   ============   ==============    =============



SEE NOTES TO FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   2004             2003
                                                                                   ----             ----
OPERATING ACTIVITIES:
     Net loss                                                                   $(565,424)       $(334,527)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization of equipment
              and improvements                                                      47,097           24,535

           Common stock and options issued for services                             19,425            9,000
           Changes in operating assets and liabilities:

              Accounts receivable                                                    5,332         (66,380)

              Prepaid expenses and other current assets                           (15,512)            8,441
              Accounts payable and accrued expenses                                 98,266           90,182

              Deferred revenue                                                    (93,333)                -
              Accrued compensation payable to stockholders                          44,764           17,962
                                                                              -------------    -------------

                 NET CASH USED IN OPERATING ACTIVITIES                           (459,385)        (250,787)
                                                                              -------------    -------------

INVESTING ACTIVITIES - PURCHASE OF EQUIPMENT AND IMPROVEMENTS                     (85,878)        (142,656)
                                                                              -------------    -------------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                                262,451           66,952

     Repayment of notes payable and long-term debt                                (63,233)                -

     Proceeds from (repayment of) loan from stockholders                           105,000          (1,800)

     Proceeds from exercise of warrants                                                  -          221,094
     Proceeds from private placement of common stock                                50,000          170,000
                                                                              -------------    -------------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES                         354,218          456,246
                                                                              -------------    -------------


                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (191,045)           62,803

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       195,257          132,454
                                                                              -------------    -------------

CASH, END OF YEAR                                                                  $ 4,212         $195,257
                                                                              =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                $ 18,760         $  2,305
                                                                              =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Contribution of accrued compensation payable to stockholders to
        capital                                                                  $ 159,692        $ 426,004
                                                                              =============    =============





SEE NOTES TO FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS:
Image Technology Laboratories, Inc. (the "Company") was incorporated on December 5, 1997 and commenced operations on January 1, 1998. The Company has developed software for a single database "Radiology Information System/Picture Archiving and Communication System", known as RIS/PACS for use in the management of patient information and medical images by hospitals and diagnostic imaging centers. The "PACS" portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as: Computerized Tomography
(CT), Magnetic Resonance Imaging (MRI), Ultrasound, Nuclear Imaging, Digital Mammography, Digital Fluoroscopy and Radiography.

The "RIS" portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient's visit. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

The Company will derive its revenues in the future primarily from sales of its WarpSpeed system and associated maintenance charges along with Application Service Provider (ASP) usage fees. The Company obtained its first contract for the sale of its WarpSpeed system and maintenance services in August 2002. Accordingly, the Company is no longer in the development stage for accounting purposes, but continues to refine and enhance the capabilities of its WarpSpeed system.

The Company has incurred recurring losses and negative cash flows from operating activities since its inception. The Company had cash of $4,212, a working capital deficiency of approximately $304,000 and a stockholders' deficiency of $346,777 as of December 31, 2004. Management expects a reduction in the level of such losses now that sales of the products have commenced. A substantial portion of the Company's historical losses have been attributable to non-cash charges. In December 2004, pursuant to a promissory note, the Company's former Chief Executive Officer loaned the Company $105,000.

In February 2005, the Company concluded a private placement of its common stock with each member of its Board of Directors and two key employees. Pursuant to such transaction, the Company sold an aggregate of 525,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the Company of $105,000.

In April 2005, the Company concluded a private placement of its common stock with the Chairman of its Board of Directors. Pursuant to such transaction, the Company sold an aggregate of 250,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the Company of $50,000.

In March 2005, the Company signed a contract for the sale of two of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services of Massachusetts, LLC at multi-modality imaging centers specializing in women's health care, and one WarpSpeed system to InMed Diagnostics Services of South Carolina, LLC in Columbia, South Carolina. The South Carolina site is the largest imaging center of the InMed affiliates.

Management believes that as a result of the proceeds from these financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution, the Company will be able to continue to meet its obligations as they become due through at least December 31, 2005. Management also believes, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company's operations will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
GOING CONCERN UNCERTAINTY:
As discussed in Note 1, the Company has had continuing losses and negative cash flow from operating activities since inception. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or obtaining additional financing. While management of the Company believes that both criteria will be achieved, there can be no assurance as to either outcome. Management's plans as to these matters are discussed further in Note 1.

USE OF ESTIMATES:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH EQUIVALENTS:
Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. At December 31, 2004, the Company has no cash equivalents.

REVENUE RECOGNITION:
Revenue from the provision of radiology and imaging services are recognized over the estimated period during which the applicable services are performed provided that the fees are fixed and determinable and collection is reasonably assured.

Contracts for the sale of the Company's imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, the Company cannot allocate the revenue from such contracts to each element based on the relative fair value of each element. Accordingly, it recognizes the revenue from a systems contract ratably over the period during which it is required to provide maintenance or any other services provided that the fees are fixed and determinable and collection is reasonably assured.

Any unearned revenue would be included in deferred revenue in the balance sheet. At December 31, 2004, the Company had no unearned revenue.

The Company derived substantially all of its revenues in both 2004 and 2003 from a limited number of customers, and all of its accounts receivable are also from these same few customers. The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2004.

CONCENTRATIONS OF CREDIT RISK:
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, the Company's cash and cash equivalent balances exceed the insured amount under the Federal Deposit Insurance Corporation of $100,000.

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

NET EARNINGS (LOSS) PER COMMON SHARE:
The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the years ended December 31, 2004 and 2003 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

Since the Company had net losses in 2004 and 2003, the assumed effects of the exercise of 2,150,000 and 3,000,000 options outstanding at December 31, 2004 and 2003, respectively, were not considered in the computation of loss per share as they would have been anti-dilutive.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


STOCK OPTIONS:
In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company has elected to continue to account for employee stock options using the intrinsic method under APB 25, and by making that election it is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation ("SFAS 123") and SFAS 148 "Accounting for Stock Based Compensation-Transition and Disclosure"("SFAS 148") to provide pro forma disclosures of net loss and loss per share as if a fair value added method of accounting has been applied.

The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant and the amortization of such cost over the vesting period as prescribed by SFAS 123 and the related historical amounts reported in the accompanying 2004 statement of operations are set forth below (Proforma amounts for 2003 are not presented because they did not differ materially from the historical amounts):



                                                           2004
                                                        ---------

Net loss - as reported                                 $(565,424)
Deduct total based employee based compensation expense
  determined under a fair value based method for all
  awards, net of related taxes                           (30,000)
                                                        --------
Net loss - pro forma
Loss per share:                                         (595,424)
                                                        ========
Basic loss per share - as reported                         $(.04)
                                                        ========
Basic loss per share - pro forma                           $(.04)
                                                        ========



The fair value of each option granted was estimated as of the date of grant using the Black-Scholes Option-Pricing-Model with the following weighted average assumptions:

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):



Expected volatility                                       99.9%
Risk-free interest rate                                    3.5%
Expected years of option term                               10
Expected dividends                                           0%

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

RECLASSIFICATIONS:
Certain accounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS:
Equipment and improvements consist of the following at December 31, 2004:



Equipment                                        $  270,580
Furniture                                             8,111
Leasehold improvements                                3,505
                                                 ----------
    Total                                           282,196
Less accumulated depreciation and amortization       85,963
                                                 ----------

    Total                                          $196,233
                                                   ========



Depreciation and amortization expense amounted to $47,097 and $24,535 in 2004 and 2003, respectively.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:
During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President and Chief Executive Officer until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of David Ryon a 24 month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. The entire principal amount of $105,000 was outstanding at December 31, 2004. Principal payments of $52,500 are required in both 2006 and 2007.

Notes payable to stockholders with a principal balance of $3,400 at December 31, 2004 are non-interest bearing and are due on demand.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM DEBT:
In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of December 31, 2004, the outstanding balances on these loans aggregated $200,763. Principal payments of $93,633, $90,135 and $16,695 are required in 2005, 2006 and 2007, respectively. These loans are secured by the personal guarantee of the Estate of Company's principal stockholder.

NOTE 6 - ACCRUED COMPENSATION PAYABLE TO STOCKHOLDERS:
Effective April 9, 2004, the two principal stockholders of the Company contributed to capital the balance of the amounts of compensation owing to them at March 31, 2004, an aggregate of $159,692. Such aggregate amount has been included in additional paid-in capital in the Company's balance sheet at December 31, 2004. During 2003, the Company's principal stockholder contributed to capital $426,004 of compensation owed to him. As of December 31, 2004, accrued compensation payable to the Company's principal stockholder was $27,072.

NOTE 7 - STOCKHOLDERS' DEFICIENCY:
PREFERRED STOCK:
As of December 31, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

PRIVATE PLACEMENT OF COMMON SHARES:
During December 2003, the Company completed a private placement pursuant to which it sold 500,000 shares of common stock to its principal stockholder at $.34 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $170,000.

During March 2004, the Company completed a private placement pursuant to which it sold 100,000 shares of common stock to Robert Carpenter, a member of its Board of Directors, at $.50 per share (the approximate fair value of the shares at the time of sale) and received proceeds of $50,000.

SHARES ISSUED FOR SERVICES:
During January 2002, the Company agreed to issue 450,000 shares of common stock and warrants to purchase 100,000 shares of common stock in exchange for the provision of marketing services by an investor relations firm. The Company recorded the fair value of the shares of $112,500 on the date of the agreement as unearned marketing expense. The shares and warrants became issuable and were issued in June 2002. The warrants were exercisable at $3.00 per share during the two-year period subsequent to the date of issuance.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (CONTINUED):

In April 2004, the Company agreed to issue to a financial consultant, acting as its Chief Financial Officer, 50,000 shares of its common stock as compensation. Pursuant to the consulting agreement, 25% of such shares vested and were issued as of April 20, 2004, (the "Effective Date") and 25% of such shares vest and are to be issued on each of the first, second and third anniversaries of the Effective Date. Accordingly, the Company recorded a compensation charge of $10,625 in the second quarter of 2004 for the vested 12,500 shares at $.85 per share, the closing price of the Company's common stock on the Effective Date. As a result of the consultant's resignation on January 7, 2005, the Company has no obligation to issue additional shares.

DIRECTORS' FEES:
During September 2003, the Company issued to its Board of Directors a total of 30,000 shares of common stock as directors' fees. The Company recorded the fair value of the shares of $9,000 as an expense on the date they agreed to issue them.


NOTE 8 - INCOME TAXES:
As of December 31, 2004, the Company had net operating loss carryforward of approximately $3,340,000 available to reduce future Federal and state taxable income that will expire at various dates through 2024. The Company's only other material temporary difference as of that date was approximately $27,000 attributable to accrued officers' compensation. Due to the uncertainties related to, among other things, the possible future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $1,347,000 (of which $1,336,000 was attributable to the net operating loss carryforwards and $11,000 was attributable to the future deductibility of the officers' compensation) by an equivalent valuation allowance as of December 31, 2004.

The Company had also offset the potential benefits of its deferred tax assets of approximately $1,120,000 (of which $1,063,000 was attributable to the net operating loss carryforwards and $57,000 was attributable to the future deductibility of the officers' compensation) and $987,000 (of which $767,000 was attributable to the net operating loss carryforwards and $220,000 was attributable to the future deductibility of the officers' compensation) by equivalent valuation allowances as of December 31, 2003 and 2002, respectively. As a result of the increases in the valuation allowance of $227,000 and $133,000 in 2004 and 2003, respectively, there are no benefits for income taxes reflected in the accompanying statements of operations to offset pre-tax losses.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company's financial instruments at December 31, 2004 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to stockholders and accrued compensation payable to stockholders. In the opinion of management, cash, accounts receivable, accounts payable and accrued expenses, and notes payable were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTION PLAN:
In January 1998, the Company's stockholders ratified the Company's Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of the Company's common stock may be granted to key personnel in the form of incentive stock options and nonqualified stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include employees of the Company, consultants to the Company and non-employee directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the Company's common shares on the date of grant (the exercise price of an incentive stock option granted to an optionee that holds more than 10% of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of any stock option granted may not exceed ten years from the date of grant and options generally vest over three years.

Also, in connection with an agreement with a financial consultant (see Note 7), the Company recorded a compensation charge of $8,800 in the second quarter of 2004 for the fair value of options to purchase 12,500 shares at $.85 per share that vested in 2004.

Effective May 5, 2004 (the "Employment Date"), the Company entered into an employment agreement with its Chief Operating Officer. Pursuant to the terms of such agreement, the duration of which is four years from the Employment Date, the Chief Operating Officer is to be paid an annual base salary, initially, of $125,000, increasing to $150,000 on August 1, 2004, subject to subsequent periodic reviews. He is eligible to participate in all of the Company's incentive plans. Additionally, the Company issued to the Chief Operating Officer options to purchase 100,000 shares of its common stock. The options vest 25% on the first anniversary of the Employment Date and 25% on each of the succeeding three anniversaries of the Employment Date. The exercise price of the options is $.75 per share, the opening price of the Company's common stock on the Employment Date.

No other options were issued in 2004.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - STOCK OPTION PLAN (CONTINUED):

The following table summarizes information about stock options outstanding at December 31, 2004.


                                   Options Outstanding                 Options Exercisable
                    --------------------------------------------    -------------------------
                                         Weighted
                        Number           Average      Weighted        Number         Weighted
      Exercise        Outstanding       Remaining      Average      Outstanding       Average
        Price         at December      Contractual    Exercise      at December      Exercise
        Range          31, 2004       Life (Years)      Price        31, 2004          Price
        -----          --------       ------------      -----        --------          -----

      $    0.33        2,000,000             2.7     $    0.33       1,600,000      $    0.33

      $    0.75          100,000             9.3     $    0.75            -         $    0.75

      $    0.85           50,000             9.3     $    0.85          12,500      $    0.85
                    -------------    ------------   -----------   -------------    -----------
                       2,150,000             3.2     $    0.40       1,612,500      $    0.33
                    =============    ============   ===========   =============    ===========



Upon the resignation of the financial consultant in January 2005, his options for 50,000 shares at $.85 per share were canceled.


NOTE 11 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement. The agreement automatically renews annually with a financial institution for borrowings of up to $75,000 unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder. At December 31, 2004, there was $64,407 outstanding under this agreement.

NOTE 12 - LEGAL PROCEEDINGS

The Company was party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company, claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps' claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company's claim for return of Dr. Phelps's stock was denied. On September 15, 2004, the Arbitrator awarded attorneys' fees and arbitration expenses totaling $120,810 and $9,250, respectively, to Dr. Phelps. The Arbitrator's award has not yet been confirmed. A total of $130,060 has been added to the expenses in the Company's 2004 Statement of Operations and the liabilities have been increased by the same amount in the Company's Balance Sheet as of December 31, 2004.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS:

In February 2005, the Company concluded a private placement of its common stock with each member of its Board of Directors and two key employees. Pursuant to such transaction, the Company sold an aggregate of 525,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the Company of $105,000.

In March 2005, the Company signed a contract for the sale of two of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services of Massachusetts, LLC at multi-modality imaging centers specializing in women's health care, and one WarpSpeed system to InMed Diagnostics Services of South Carolina, LLC in Columbia, South Carolina. The South Carolina site is the largest imaging center of the InMed affiliates.

In April 2005, the Company concluded a private placement of its common stock with the Chairman of its Board of Directors. Pursuant to such transaction, the Company sold an aggregate of 250,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the Company of $50,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is our Principal Accounting Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer who is our Principal Accounting Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company hereby incorporates by reference the sections entitled "Election of Directors" contained at pages 1 through 3 and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained at page 3 of the Proxy Statement filed electronically with the Securities and Exchange Commission on or about April 28, 2005.

CODE OF ETHICS
We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 13. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Investor Relations, Image Technology Laboratories, Inc., 602 Enterprise Drive, Kingston, New York 12401.

ITEM 10. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the section entitled "Executive Compensation" contained at pages 5 through 7 of the Proxy Statement referenced immediately above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2004, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

SECURITY OWNERSHIP OF MANAGEMENT
(A)      SECURITY OWNERSHIP OF MANAGEMENT.
The Company hereby incorporates by reference the section entitled "Securities Ownership of Certain Beneficial Owners and Management" contained at page 4 of the Proxy Statement.

(B)  CHANGES IN CONTROL.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled "Certain Relationships and Related Transactions" on page 7 of the Proxy Statement.

ITEM 13. EXHIBITS

Refer to the list of Exhibits, which are being filed as a part of this report.

A. EXHIBITS



EXHIBIT NO.  DESCRIPTION
-----------  -----------
  3.1*       Certificate of Incorporation of Image Technology Laboratories, Inc.
  3.2*       Certificate of Amendment to Certificate of Incorporation of Image
             Technology Laboratories, Inc. dated December 23, 1999
  3.3*       By-Laws of Image Technology Laboratories, Inc.
  4.1*       Specimen certificate for common stock of Image Technology
             Laboratories, Inc.
  4.2*       Specimen certificate for preferred stock of Image Technology
             Laboratories, Inc.
  4.3*       Form of Private Placement Warrant
  4.4*       Form of Investor Warrant
  4.5*       Form of Oakes Warrant
  4.6*       Form of Subscription Agreement

  10.1*      Image Technology Laboratories, Inc. 1998 Stock Option Plan
  10.2*      Stockholders Agreement dated January 16, 1998 among certain investors and Image Technology Laboratories, Inc.
  10.3*      Form of Registration Rights Agreement dated February 2000 among certain stockholders of Image Technology Laboratories, Inc. and
             Image Technology Laboratories, Inc.
  10.4*      Assignment of Intellectual Property Agreement dated as of
             December 18, 1997 between Image Technology Laboratories, Inc. and
             David Ryon, M. D., Carlton T. Phelps, M. D. and Lewis M. Edwards.
  10.5*      Form of Facility Usage and Equipment Lease Agreement by and
             between Mid Rockland Imaging and Image Technology Laboratories,
             Inc. dated January 12, 1998
  10.6*      Form of Employment Agreement dated December 21, 1999 between
             Image Technology Laboratories, Inc. and David Ryon, M. D.
  10.7*      Form of Employment Agreement dated December 21, 1999 between
             Image Technology Laboratories, Inc. and Carlton T. Phelps, M. D.
  10.8*      Form of Employment Agreement dated December 21, 1999 between
             Image Technology Laboratories, Inc. and Lewis M. Edwards
  10.9       Form of Employment Agreement dated May 5, 2004 between
             Image Technology Laboratories, Inc. and Barry C. Muradian
  13         Code of Ethics
  31.1       Certification of Chief Executive Officer required by Rule
             13a-14(a)/15d-14(a) under the Exchange Act
  32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002


* Filed with amendment no. 1 to registration statement (No.333-336787) on June 6, 2000.
** Filed with amendment no. 2 to registration statement (No. 333-336787) on July 27, 2000.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

For the fiscal year ended 2004 and 2003, our principal accounting firm, J. H. Cohn LLP, charged aggregate fees of approximately of $49,000 and $30,000, respectively, for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

AUDIT RELATED FEES

For the fiscal year ended 2004 and 2003, our principal accounting firm, J. H. Cohn LLP, billed us aggregate fees of approximately $0 and $6,000, respectively, for work related to audit related reports.

TAX FEES:

For the fiscal year ended 2004 and 2003, our principal accounting firm J.H. Cohn LLP, billed us aggregate fees of approximately $3,600 and $2,200 for tax services.

ALL OTHER FEES:

J.H. Cohn LLP did not bill us for any other services in either 2004 or 2003.

                              S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                           BY: /S/ BARRY C. MURADIAN
                                           -----------------------------
                                           BARRY C. MURADIAN,
                                           CHIEF EXECUTIVE OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER

       DATE: APRIL 28, 2005



Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                           Date
-----------------------------    ----------------------------     -------------

/S/ LEWIS M. EDWARDS             CHAIRMAN, BOARD OF DIRECTORS     APRIL 28, 2005
-----------------------------
LEWIS M. EDWARDS

/S/ ROBERT CARPENTER             DIRECTOR                         APRIL 28, 2005
-----------------------------
ROBERT CARPENTER

/S/ JOHN NACCARATO               DIRECTOR                         APRIL 28, 2005
-----------------------------
JOHN NACCARATO

/S/ RICHARD NORRELL              DIRECTOR                         APRIL 28, 2005
-----------------------------
RICHARD NORRELL