Form 10QSB
period 2005-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2005-06-14
CIK 1110648

IMAGE TECHNOLOGY LABORATORIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005 or

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

                                 (845) 338-3366
                                ----------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES NO


As of May 15, 2005, there were 14,638,778 shares of the registrant's common stock outstanding.

                      IMAGE TECHNOLOGY LABORATORIES, INC.




                                      INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION                                              3
Item 1 - Financial Statements                                               3
Condensed Balance Sheets                                                    3
Condensed Statements of Operations                                          4
Condensed Statement of Changes in Stockholders' Equity (Deficiency)         5
Condensed Statements of Cash Flows                                          6
Notes to Condensed Financial Statements                                     7
Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                12
Item 3 - Controls and Procedures                                           16
PART II - OTHER INFORMATION                                                17
Item 1 - Legal Proceedings                                                 17
Item 2 - Changes in Securities                                             17
Item 3 - Defaults Upon Senior Securities                                   17
Item 4 - Submission of Matters to a Vote of Security Holders               17
Item 5 - Other Information                                                 17
Item 6 - Exhibits and Reports on Form 8-K                                  17
SIGNATURES                                                                 18
EXHIBIT 31.1 - CERTIFICATION                                               19
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                    20

                      IMAGE TECHNOLOGY LABORATORIES, INC.


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                            MARCH 31,      DECEMBER 31,
                                                                              2005            2004
                                                                           (UNAUDITED)
 ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $    19,777    $     4,212
 Accounts receivable                                                            61,129         61,048
 Prepaid expenses and other current assets                                      26,044         17,067
                                                                           -----------    -----------

   TOTAL CURRENT ASSETS                                                        106,950         82,327

 Equipment and improvements, net of accumulated
    depreciation and amortization of $98,703 and $85,963                       185,839        196,233
                                                                           -----------    -----------

   TOTAL ASSETS                                                            $   292,789    $   278,560
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                     $   260,870    $   223,695
 Current portion of long-term debt                                              92,450         93,633
 Notes payable                                                                  63,252         65,407
Current portion of notes payable to stockholders                                16,525          3,400
                                                                           -----------    -----------

   TOTAL CURRENT LIABILITIES                                                   433,097        385,135

Long-term debt, less current maturities                                         88,310        107,130
Notes payable to stockholders, less current portion                             91,875        105,000
Accrued compensation payable to stockholders                                    27,072         27,072
                                                                           -----------    -----------

   TOTAL LIABILITIES                                                       $   640,354        625,337
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
     1,500,000 shares issued and outstanding                                    15,000         15,000
 Common stock, par value $.01 per share; 50,000,000 shares authorized;
     14,388,778 and 13,863,778 shares issued and outstanding                   143,888        138,638
 Additional paid-in capital                                                  2,966,047      2,866,297
 Accumulated deficit                                                        (3,472,500)    (3,366,712)
                                                                           -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    (347,565)      (346,777)
                                                                           -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $   292,789    $   278,560
                                                                           ===========    ===========

See Notes to Condensed Financial Statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                       2005           2004
                                                   ------------    ------------

REVENUE:
   Service income                                          --      $    137,435
   Systems / software: license fees and sales      $     98,048         138,717
                                                   ------------    ------------

            TOTAL REVENUE                                98,048         276,152

COST OF REVENUE:                                           --            27,500
                                                   ------------    ------------
            GROSS PROFIT
                                                         98,048         248,652
                                                   ------------    ------------

COSTS AND EXPENSES:
   Research and development                              78,869          79,830
   Sales and marketing                                   25,942          55,474
   General and administrative                            99,025         118,101
                                                   ------------    ------------

            TOTAL COSTS AND EXPENSES                    203,836         253,405
                                                   ------------    ------------

                                                   $   (105,788)   $     (4,753)
                                                   ============    ============


NET LOSS PER COMMON SHARE:
   Basic                                           $      (0.01)   $      (0.00)
   Diluted                                         $      (0.01)   $      (0.00)
                                                   ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic                                             15,608,778      15,265,564
   Diluted                                           15,608,778      15,265,564
                                                   ============    ============





See Notes to Condensed Financial Statements.


                      IMAGE TECHNOLOGY LABORATORIES, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)
                                                                                                                      TOTAL
                                        PREFERRED STOCK             COMMON STOCK            ADDI-                     STOCK-
                                   NUMBER                       NUMBER                      TIONAL      ACCUMU-       HOLDERS'
                                     OF                           OF                       PAID-IN       LATED         EQUITY
                                   SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL      DEFICIT     (DEFICIENCY)
                                   ------        ------         ------        ------       -------      -------     ------------

Balance, January 1, 2005         1,500,000    $    15,000     13,863,778   $   138,638   $ 2,866,297   $(3,366,712)   $  (346,777)

Issuance of common stock
   in private placement                                          525,000         5,250        99,750                      105,000

Issuance of common stock and
 options for compensation

Accrued compensation
 contributed to capital

Net loss                                                                                                  (105,788)      (105,788)
                                 ---------    -----------     ----------   -----------   -----------   -----------    -----------

Balance, March 31, 2005          1,500,000    $    15,000     14,388,778   $   143,888   $ 2,966,047   $(3,472,500)   $  (347,565)
                                 =========    ===========     ==========   ===========   ===========   ===========    ===========








See Notes to Condensed Financial Statements.


                      IMAGE TECHNOLOGY LABORATORIES, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                           2005           2004
OPERATING ACTIVITIES:
    Net loss                                                             $(105,788)   $  (4,753)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of equipment
            and improvements                                                12,743       10,908
         Common stock and options issued for services                         --           --
         Changes in operating assets and liabilities:
            Accounts receivable                                                (81)       3,073
            Prepaid expenses and other current assets                       (8,977)          59
            Accounts payable and accrued expenses                           37,175      (46,687)
            Deferred revenues                                                 --        (35,000)
            Accrued compensation payable to stockholders                      --         17,692
                                                                         ---------    ---------

              NET CASH USED IN OPERATING ACTIVITIES                        (64,928)     (54,708)
                                                                         ---------    ---------

INVESTING ACTIVITIES - purchase of equipment and improvements               (2,349)     (48,302)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from exercise of warrants
    Proceeds from private placement of common stock                        105,000       50,000
    Proceeds from notes payable and long-term debt                           9,787      263,998
    Repayments of notes payable and long-term debt                         (31,945)      (3,376)
                                                                         ---------    ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                     82,842      310,622
                                                                         ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          15,565      207,612

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               4,212      195,257
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  19,777    $ 402,869
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Contribution of accrued compensation payable to
      stockholders to capital                                            $       0    $ 159,692
                                                                         =========    =========




See Notes to Condensed Financial Statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, changes in stockholders' equity (deficiency) for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 and 2004. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2004 and for the years ended December 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2005.


NOTE 2 - EARNINGS (LOSS) PER SHARE:

      The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

      The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2005 and 2004, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

      Since the Company had net losses for the three months ended March 31, 2005 and 2004, the assumed effects of the exercise of options to purchase 2,650,000 and 2,000,000 common shares outstanding at March 31, 2005 and 2004, respectively, would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

      During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At March 31, 2005, there was $63,252 outstanding under this agreement.


NOTE 4 - NOTES PAYABLE TO VALLEY COMMERCIAL CAPITAL LLC:

      In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of March 31, 2005, the outstanding balances on these loans aggregated $179,825.71. These loans are secured by the personal guarantee of the estate of Dr. David Ryon.


NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS:

      During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24 month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. The entire principal amount of $105,000 was outstanding at March 31, 2005. Principal payments of $52,500 are required in both 2006 and 2007, and the Company is accruing interest payments during 2005.


NOTE 6 - COMMON STOCK:

      In February 2005, the Company concluded a private placement of its common stock with each member of its Board of Directors and two key employees. Pursuant to such transaction, the Company sold an aggregate of 525,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the Company of $105,000.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 7 - OPTIONS

      On January 24, 2005, the Company granted options under the Company's option plan to several key employees, for the purchase of 550,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through January 24, 2015.

      The Company continues to measure compensation cost related to stock options issued to em-ployees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation." Accordingly, no earned or unearned compensation cost was recognized in the accompanying condensed financial statements for the stock options granted by the Company to these employees, since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net loss and loss per share and pro forma net loss and loss per share, assuming compensation cost had been determined in 2005 and 2004 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123, are set forth below:

                                                       THREE MONTHS ENDED
                                                   MARCH 31,        MARCH 31,
                                                     2005              2004
                                                  --------------------------
      Net loss, as reported                       $(105,788)       $  (4,753)

      Deduct total stock-based employee
       compensation expense determined
       under a fair value based method
       for all awards                              (102,734)            --
                                                  --------------------------

      Net loss - pro forma                        $(208,522)       $    (-)
                                                  ==========================

      Net loss per share
      Basic - as reported                         $   (0.01)       $   (0.00)
                                                  ==========================

      Basic - pro forma                           $   (0.01)       $   (0.00)
                                                  ==========================



      The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123, with the following assumptions used during the three months ended March 31, 2005 and 2004:

                                                      March 31,       March 31,
                                                        2005            2004
                                                        ----            ----
      Risk-free interest rate                            4.22%           -
      Expected Volatility                                110%            -
      Expected Years of option term                       10             -
      Expected Dividends                                  0%             -

      As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


      The following table summarizes information about stock options outstanding at March 31, 2005.


                    OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
           ------------------------------------   ------------------------------
                           WEIGHTED
             NUMBER         AVERAGE    WEIGHTED      NUMBER        WEIGHTED
EXERCISE   OUTSTANDING     REMAINING    AVERAGE   OUTSTANDING       AVERAGE
 PRICE       AT MARCH     CONTRACTUAL  EXERCISE     AT MARCH       EXERCISE
 RANGE       31, 2005    LIFE (YEARS)    PRICE      31, 2005         PRICE
 -----       --------    ------------    -----      --------         -----
$ 0.33      2,000,000        5.3       $ 0.33      2,000,000       $   0.33
$ 0.75        100,000        9.1       $ 0.75           --         $   0.75
$ 0.20        550,000        9.9       $ 0.20        550,000       $   0.20
            ---------       -----      ------      ---------       --------
            2,650,000        6.4       $ 0.32      2,550,000       $   0.30
            =========       =====      ======      =========       ========

                      IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 8 - SUBSEQUENT EVENTS:

      In April 2005, the Company concluded a private placement of its common stock with Mr. Edwards, its Chairman of the Board of Directors. Pursuant to such transaction, the Company sold an aggregate of 250,000 shares at $.20 per share, the approximate fair valuation on the date of closing, resulting in aggregate proceeds to the Company of $50,000.

      On April 1, 2005, the Company granted options under the Company's option plan to Mr. Muradian, its Chief Executive Officer, for the purchase of 700,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through April 1, 2015. The options vest 25% on April 1, 2006, 25% on April 1, 2007, 25% on April 1, 2008 and 25% on April 1, 2009.

      On April 14, 2005, the Company granted options under the Company's options plan to Mr. Edwards, its Chairman of the Board of Directors, for the purchase of 800,000 shares of its common stock at $.22 per share, 110% of its the fair market value on the date of grant, which are exercisable through April 14, 2015. The options vest 25% on January 1, 2006, 25% on January 1, 2007, 25% on January 1, 2008 and 25% on January 1, 2009.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Image Technology Laboratories, Inc. ("we", "our" or the "Company") is a medical image and information management company in the healthcare information systems market. We were incorporated in Delaware on December 5, 1997. The Company has developed a single database "Radiology Information System and Picture Archiving and Communications System" known as RIS/PACS for use in the secure management of patient information and diagnostic images. Our lead product is the WarpSpeed system. Through its unique, modular architecture the Company has created a total radiology business solution that is readily scaled and easily upgraded. These features will allow the Company to provide products tailored to the size of its customers and to keep its customers at the forefront of future technological advances by enabling the Company to easily update existing systems.

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

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of approximately $19,777 and a working capital deficiency of approximately $326,147 as of March 31, 2005. In February and April 2005, in private placements of its common stock, all of the individual members of our Board of Directors and certain key employees purchased an aggregate of 775,000 shares of our common stock at $.20 per share, resulting in proceeds to the Company of $155,000.

                        .

                      IMAGE TECHNOLOGY LABORATORIES, INC.



         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

REVENUE:

For the three months ended March 31, 2005, our total revenue was $98,048, a decrease of $178,104 from the $276,152 in the prior year's comparable period. This decrease is in large part attributable to elimination of service revenue provided by Dr. David Ryon, our former Chief Executive Officer, pursuant to his employment agreement. Additionally, during the quarter ended March 31, 2004, revenues included $66,000 from the sale of our initial unit recognized ratably, completed during fourth quarter of 2004.


COST OF REVENUE:

Our cost of revenue has been recognized as the direct expense incurred in revenue generation. In 2004 this included the direct expense associated with the service revenue of Dr. David Ryon, our former Chief Executive Officer. Cost of revenue decreased by $27,500 for the quarter ended March 31, 2005 from the same quarter 2004.


RESEARCH AND DEVELOPMENT EXPENSES:

During the three months ended March 31, 2005, we incurred research and development expenses of $78,869, approximately equal to research and development expenses of $79,830 during the same period of 2004.


GENERAL AND ADMINISTRATIVE EXPENSES:

During the three months ended March 31, 2005, we incurred general and administrative expenses of $99,025, as compared with general and administrative expenses of $118,101 during the same period of 2004, a decrease of $19,076, or 16%.


SALES AND MARKETING EXPENSES:

During the three months ended March 31, 2005 we incurred sales and marketing expenses of $25,942, as compared with sales and marketing expenses of $55,474 during the same period of 2004, a decrease of $29,532. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.


NET LOSS:

We incurred a loss of approximately $105,788 ($.01 per share) for the three months ended March 31, 2005 as compared with a loss of $4,753 (less than $.01 per share) for the three months ended March 31, 2004. The majority of the increased loss can be attributable to the elimination of service revenue provided by Dr. David Ryon, offset by a reduction in operating expenses, mainly General & Administrative and Sales & Marketing expenses.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


                        LIQUIDITY AND CAPITAL RESOURCES


At March 31, 2005, our total assets were $292,789, an increase of $14,229 from total assets of $278,560 on December 31, 2004.

As of March 31, 2005, we had cash and cash equivalents and a working capital deficiency of $19,777 and $326,147, respectively. The capital deficiency was mostly due to $130,000 owed to a former officer and Director of the Company as a result of an arbitration proceeding, $92,450 for the current portion of two bank loans and $63,252 for a revolving line of credit with a bank.

Net cash used in our operating activities for the 3 months ending March 31, 2005 of $64,928 was substantially attributable to our net loss of $105,788, offset mostly by an increase in accounts payable and accrued expenses of $37,175. This net cash used in our operating activities was financed with $105,000 resulting from a private placement of our common stock, offset by approximately $23,000 in net repayments of bank debt. Investing activities (purchase of equipment and improvements) for the quarter ending March 31, 2005 totaled only $2,349.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash increase of $15,565 for the three months ended March 31, 2005.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of March 31, 2005, we have approximately $63,252 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of March 31, 2005, we had approximately $179,825 outstanding under these arrangements. In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which will be repaid over 24 months, beginning in January 2006. Principal payments are $52,500 in 2006 and 2007.

In January 2004, we closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

In March 2005, the Company signed a contract for the sale of three of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services, LLC, at multi-modality imaging centers. In addition to implementing our solution at the largest InMed site in Columbia, SC, we are installing at two Massachusetts sites specializing in women's health care.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments to our officers who have employment contracts, payments of existing loans including our line of credit, two notes payable which call for aggregate monthly payments of approximately $8,300 through March 2007, one note with monthly payments of approximately $4800 through December 2007, and $800 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise, such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2005. Management also believes, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, the Company concluded a private placement of its common stock with each member of its Board of Directors and two key employees. Pursuant to such transaction, the Company sold an aggregate of 525,000 shares at $.20 per share, the approximate and fair value on the date of closing, resulting in aggregate proceeds to the Company of $105,000.

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

                      IMAGE TECHNOLOGY LABORATORIES, INC.


ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer who is our Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


During the quarter, there were no significant developments in our legal proceedings. For a detailed discussion of our legal proceedings, please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.


ITEM 2 - CHANGES IN SECURITIES


During the quarter, we issued 525,000 shares of our common stock in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for $.20 per share, resulting in aggregate proceeds of $105,000 to be used for working capital purposes.

Subsequently, in April 2005 we issued 250,000 shares of our common stock in a private placement exempt from registration purposes pursuant to Section 4(2) of the Securities Act of 1933, as amended, for $.20 per share, resulting in aggregate proceeds of $50,000 to be used for working capital purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

      31.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) REPORTS ON FORM 8-K.

            None.

                      IMAGE TECHNOLOGY LABORATORIES, INC.






                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        /S/ BARRY C. MURADIAN
                        -----------------------
                        BARRY C. MURADIAN, CHIEF EXECUTIVE OFFICER
                        AND PRINCIPAL ACCOUNTING OFFICER
                        JUNE 13, 2005