Form 10QSB
period 2005-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2005-08-15
CIK 1110648

IMAGE TECHNOLOGY LABORATORIES, INC.


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005 or

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

                               Delaware 22-3531373
              --------------------------------- ------------------
                   (State or Other Jurisdiction (IRS Employer
              of Incorporation or Organization) Identification No.)

                              602 Enterprise Drive
                            Kingston, New York 12401
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                 (845) 338-3366
                                ----------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES NO


As of August 15, 2005, there were 15,238,778 shares of the registrant's common stock outstanding.

                       IMAGE TECHNOLOGY LABORATORIES, INC.


                                      INDEX


                                                                        PAGE NO.
                                                                        --------

  PART I - FINANCIAL INFORMATION                                            3
  Item 1 - Financial Statements                                             3
  Condensed Balance Sheets                                                  3
  Condensed Statements of Operations                                        4
  Condensed Statement of Changes in Stockholders' Equity (Deficiency)       5
  Condensed Statements of Cash Flows                                        6
  Notes to Condensed Financial Statements                                   7
  Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     12
  Item 3 - Controls and Procedures                                         17
  PART II - OTHER INFORMATION                                              18
  Item 1 - Legal Proceedings                                               18
  Item 2 - Changes in Securities                                           18
  Item 3 - Defaults Upon Senior Securities                                 18
  Item 4 - Submission of Matters to a Vote of Security Holders             18
  Item 5 - Other Information                                               18
  Item 6 - Exhibits and Reports on Form 8-K                                19
  SIGNATURES                                                               20
  EXHIBIT 31.1 - CERTIFICATION                                             21
  EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                  22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      IMAGE TECHNOLOGY LABORATORIES, INC.


                            CONDENSED BALANCE SHEETS

                                                                             JUNE 30,        DECEMBER 31,
                                                                              2005              2004
                                                                           (UNAUDITED)
                                                                         --------------------------------
 ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $   248,176    $     4,212
Accounts receivable                                                            227,963         61,048
Prepaid expenses and other current assets                                       27,822         17,067
                                                                           -----------    ----------

TOTAL CURRENT ASSETS
                                                                                503,961        82,327

 Equipment and improvements, net of accumulated
   depreciation and amortization of $112,712 and $85,963                       175,554        196,233
                                                                           -----------    ----------

   TOTAL ASSETS

                                                                           $    679,515       278,560
                                                                           ============    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                      $   328,933    $   223,695
 Current portion of long-term debt
                                                                                 69,506        93,633
 Notes payable
                                                                                241,117        65,407
 Current portion of notes payable to stockholders
                                                                                 29,650         3,400
                                                                            -----------    ----------

    TOTAL CURRENT LIABILITIES
                                                                                669,206       385,135


Long-term debt, less current maturities                                         89,693        107,130

Notes payable to stockholders, less current portion                             78,750        105,000

Accrued compensation payable to stockholders                                    27,072         27,072
                                                                            -----------    ----------

   TOTAL LIABILITIES
                                                                            $   864,722    $  625,337
                                                                            -----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
     1,500,000 shares issued and outstanding
                                                                                 15,000        15,000
 Common stock, par value $.01 per share; 50,000,000 shares
     authorized; 15,238,778 and 13,863,778 shares
     issued and outstanding                                                    152,388        138,638
Additional paid-in capital
                                                                              3,157,547     2,866,297
Accumulated deficit
                                                                             (3,510,142)   (3,366,712)
                                                                            -----------    ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                               (185,207)     (346,777)
                                                                            -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    679,515    $  278,560
                                                                           ============    ===========


See Notes to Condensed Financial Statements.


                       IMAGE TECHNOLOGY LABORATORIES, INC.


                       CONDENSED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                           (UNAUDITED)


                                                                  THREE MONTHS                     SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,

                                                               2005             2004            2005           2004
                                                               ----             ----            ----           ----
REVENUE:

   Systems / software: license fees and sales               $ 266,185          35,000       $  364,233         70,000
   Service income
                                                                              207,720                         448,872
                                                         --------------  --------------   -------------- -------------

            TOTAL REVENUE                                     266,185         242,720          364,233        518,872


COST OF REVENUE:                                               56,378          37,129           56,378         64,629
                                                         --------------  --------------   -------------- -------------

            GROSS PROFIT                                      209,807         205,591          307,855        454,243
                                                         --------------  --------------   -------------- -------------

COSTS AND EXPENSES:
   Research and development

                                                              104,366         100,298          183,235        184,525
   Sales and marketing
                                                               32,320          67,421           58,262        111,611
   General and administrative
                                                              110,764         239,195          209,789        354,089
                                                         --------------  --------------   -------------- -------------

             TOTAL COSTS AND EXPENSES

                                                              247,449         396,820          451,285        650,225
                                                         --------------  --------------   -------------- -------------


NET LOSS                                                  $   (37,642)     $ (191,229)       $(143,430)    $ (195,982)
                                                         ==============  ==============   ============== =============


NET LOSS PER COMMON SHARE:

   Basic                                                    $   (0.00)    $     (0.01)        $  (0.01)      $  (0.01)
   Diluted                                                  $   (0.00)       $  (0.01)        $  (0.01)      $  (0.01)
                                                         ==============  ==============   ============== =============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:

   Basic                                                   16,240,976      15,360,893       15,926,623     15,313,229
   Diluted                                                 16,240,976      15,360,893       15,926,623     15,313,229
                                                         ==============  ==============   ============== =============





See Notes to Condensed Financial Statements.


                       IMAGE TECHNOLOGY LABORATORIES, INC.


       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                    PREFERRED STOCK             COMMON STOCK                                         TOTAL
                              -------------------------------------------------------   ADDI-                        STOCK-
                                   NUMBER                   NUMBER                      TIONAL        ACCUMU-       HOLDERS'
                                     OF                       OF                       PAID-IN         LATED         EQUITY
                                   SHARES        AMOUNT     SHARES        AMOUNT       CAPITAL        DEFICIT     (DEFICIENCY)
                                   ------        ------     ------        ------       -------        -------     ------------

Balance, January 1, 2005
                              1,500,000         $15,000   13,863,778    $ 138,638    $2,866,297    $(3,366,712)    $(346,777)

Issuance of common stock
 in private placement                                        775,000      $ 7,750     $ 147,250                   $  155,000
 In exercise of options                                      600,000      $ 6,000     $ 144,000                   $  150,000

Issuance of common stock and
 options for compensation

Accrued compensation
 contributed to capital


Net loss                                                                                            $ (143,430)    $(143,430)
                              ---------         -------   ----------    ---------    ----------   ------------    ----------


Balance, June 30, 2005        1,500,000         $15,000   15,238,778    $ 152,388    $3,157,547   $ (3,510,142)   $ (185,207)
                              =========         =======   ==========    =========    ==========   ============    ==========








See Notes to Condensed Financial Statements.


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                          2005           2004
                                                                          ----           ----
OPERATING ACTIVITIES:
    Net loss                                                             $(143,430)   $(195,982)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of equipment
            and improvements
                                                                            26,749       22,883
         Common stock and options issued for services
                                                                              --         19,425
         Changes in operating assets and liabilities:

            Accounts receivable                                           (166,915)      (3,011)
                                                                         ---------    ---------
            Prepaid expenses and other current assets

                                                                           (10,755)     (25,104)
            Accounts payable and accrued expenses
                                                                           105,238       (5,226)
            Deferred revenues
                                                                              --        (70,000)
            Accrued compensation payable to stockholders
                                                                              --         25,577
                                                                         ---------    ---------

            NET CASH USED IN OPERATING ACTIVITIES
                                                                          (189,113)    (231,238)
                                                                         ---------    ---------


INVESTING ACTIVITIES - purchase of equipment and improvements               (6,070)     (80,303)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from exercise of options
                                                                           150,000         --
    Proceeds from private placement of common stock
                                                                           155,000       50,000
    Proceeds from notes payable and long-term debt
                                                                           210,363      252,872
    Repayments of notes payable and long-term debt
                                                                           (76,216)     (22,729)
                                                                         ---------    ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                           439,147      280,143
                                                                         ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           243,964      (31,598)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               4,212      195,257
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 248,176    $ 163,659
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Contribution of accrued compensation payable to stockholders to
      Capital                                                            $       0    $ 159,692
                                                                         =========    =========




See Notes to Condensed Financial Statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, changes in stockholders' equity (deficiency) for the six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 and 2004. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2004 and for the years ended December 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

               The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2005.

               These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report on the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.


NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.


               The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three and six month periods ended June 30, 2005 and for the three and six month periods ended June 30, 2004, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

               Since the Company had net losses for the three and six month periods ended June 30, 2005 and for the three and six month periods ended June 30, 2004, the assumed effects of exercisable options to purchase 1,575,000 and 1,600,000 common shares at June 30, 2005 and 2004, respectively, and warrants to purchase 180,000 common shares outstanding at June 30, 2005, would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 3 - NOTES PAYABLE:

               Working Capital Loan Agreement:


               During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At June 30, 2005, there was $61,117 outstanding under this agreement.


               Bridge Loan Agreement:


               In June 2005, the Company received a total of $180,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 180,000 shares of Common Stock of the Company. $85,000 of these funds came from a member of the Company's Board of Directors, $85,000 from a related party to another member of the Company's Board of Directors and $10,000 from Alfus Financial Services. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000.



NOTE 4 - NOTES PAYABLE TO VALLEY COMMERCIAL CAPITAL LLC:

               In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of June 30, 2005, the outstanding balances on these loans aggregated $159,199. These loans are secured by the personal guarantee of the estate of Dr. David Ryon.


NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS:

               During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. The entire principal amount of $105,000 was outstanding at June 30, 2005. Principal payments of $52,500 are required in each of years 2006 and 2007, and the Company is accruing interest payments during 2005.

               During April 2005, a related party to a member of the Company's Board of Directors loaned the Company an aggregate of $20,000. The entire amount was repaid, including interest of $500, during the same month.

                       IMAGE TECHNOLOGY LABORATORIES, INC.


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

               In June 2005, the company issued 600,000 shares of its common stock, pursuant to the exercise of stock options at $.25 per share, resulting in aggregate proceeds to the Company of $150,000.


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

                On May 18, 2005, the Company granted options under the Company's option plan to several key employees, for the purchase of 750,000 shares of its common stock at $.26 per share, its fair market value on the date of grant, which are exercisable through May 18, 2015.

                       IMAGE TECHNOLOGY LABORATORIES, INC.



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



                                                         THREE MONTHS               SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                        --------------            --------------

                                                        2005         2004         2005        2004
                                                        ----         ----         ----        ----


Net Loss as reported                                 $ (37,642)   $(191,229)   $(143,430)    (195,982)

Deduct total stock-based employee compensation
expense determined under a fair value based method    (461,766)     (30,000)    (564,501)     (30,000)
for all awards

Net loss - pro forma                                 $(499,408)   $(221,229)   $(707,931)   $(225,982)
                                                     =========    =========    =========    =========

Net loss per share                                   $   (0.03)   $   (0.01)   $   (0.04)   $   (0.01)
                                                     =========    =========    =========    =========

     Basic - as reported

     Basic - pro forma                               $   (0.03)   $   (0.01)   $   (0.04)   $   (0.01)
                                                     =========    =========    =========    =========





               The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123, with the following assumptions used during the six months ended June 30, 2005 and 2004:

                                                  June 30, 2005   June 30, 2004
                                                  -------------   -------------

                   Risk-free interest rate               4.22%        3.50%
                   Expected Volatility                  110.0%        99.9%
                   Expected Years of option term           10            -
                   Expected Dividends                     0.0%         0.0%


               As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

               The following table summarizes information about stock options outstanding at June 30, 2005.

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ---------------------------------------------------   -------------------------------
                                                WEIGHTED
                              NUMBER             AVERAGE          WEIGHTED          NUMBER          WEIGHTED
            EXERCISE       OUTSTANDING          REMAINING          AVERAGE       OUTSTANDING         AVERAGE
             PRICE           AT JUNE           CONTRACTUAL        EXERCISE         AT JUNE          EXERCISE
             RANGE           30, 2005         LIFE (YEARS)          PRICE          30, 2005           PRICE
             -----           --------         ------------          -----          --------           -----
            $0.33            1,000,000            4.1            $    0.33        1,000,000        $    0.33
            $0.75              100,000            8.6            $    0.75           25,000        $    0.75
            $0.20              550,000            9.6            $    0.20          550,000        $    0.20
            $0.20              700,000            9.8            $    0.20               -         $    0.20
            $0.22              800,000            9.8            $    0.22               -         $    0.22
            $0.26              750,000            9.9            $    0.26               -         $    0.26
                          ---------------    ----------------    ------------   ---------------    ----------
                             3,900,000            8.4            $    0.26        1,575,000        $    0.29
                          ===============    ================    ============   ===============    ==========



NOTE 8 - SUBSEQUENT EVENTS:

         The Company, in July 2005, signed an agreement with an Investment Banking firm to raise equity financing. There can be no assurance that the Company will be successful in raising such financing.

                       IMAGE TECHNOLOGY LABORATORIES, INC.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


                                    OVERVIEW
                                    --------


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


Although we were close to break-even for the three-month period ended June 30, 2005 (net loss of only $37,642), we have had recurring losses and negative cash flows from our operating activities since inception. We have cash of approximately $248,176 and a working capital deficiency of approximately $185,207 as of June 30, 2005. In February and April 2005, in private placements of the Company's common stock, all of the individual members of our Board of Directors and certain key employees purchased an aggregate of 775,000 shares of our common stock at $.20 per share, resulting in proceeds to the Company of $155,000. In June 2005 we received net proceeds of $150,000 from the exercise of stock options for 600,000 shares of our common stock at $.25 per share. Also in June 2005, the Company secured bridge loan funding of $180,000 for use in its operations.


The Company, in July 2005, signed an agreement with an Investment Banking firm to raise additional equity financing for the Company. We believe that as a result of the proceeds from our financing activities, as well as anticipated cash flow to be generated by fees from, and sales of, our RIS/PACS solution, we will be able to continue to meet our obligations as the become due through at least December 31, 2005. We also believe, but cannot assure, that if needed, we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans or equity transactions.

                       IMAGE TECHNOLOGY LABORATORIES, INC.


     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
           COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

REVENUE:


For the three months ended June 30, 2005, our total revenue was $266,185, a $23,465 or 10% increase from the $242,720 revenue in the prior year's comparable period. The second quarter 2005 revenue was the highest total revenue for any second quarter since the incorporation of the Company. This second quarter 2005 revenue figure was almost three times greater than the first quarter 2005 revenue of $98,048. The increases in revenue for the second quarter 2005 were in large part due to the expansion of our existing customers and the initial revenue from the new InMed Services contract. For the six months ended June 30, 2005, our total revenue was $364,233, a $154,639 decrease from the $518,872 revenue in the prior year's comparable period. The decrease for the six months ended June 30, 2005 from the prior year is in large part attributable to the elimination of the service revenue provided by Dr. David Ryon, our former Chief Executive Officer.


COST OF REVENUE:

For the three months ended June 30, 2005, our cost of revenue was $56,378, an increase of $19,249 from the prior year's comparable period. The majority of the increase was due to the cost of systems hardware for the InMed Services contract. For the six months ended June 30, 2005, our cost of revenue was $56,378, a decrease of $8,251 from the prior year's comparable period.


RESEARCH AND DEVELOPMENT EXPENSES:

During the three months ended June 30, 2005, we incurred research and development expenses of $104,366, approximately equal to research and development expenses of $100,298 during the same period of 2004. During the six months ended June 30, 2005, we incurred research and development expenses of $183,235, approximately equal to research and development expenses of $184,525 during the same period of 2004.


GENERAL AND ADMINISTRATIVE EXPENSES:

During the three months ended June 30, 2005, we incurred general and administrative expenses of $110,764, a significant decrease of $128,431 or 54% from the $239,195 in G&A expenses for the comparable period in 2004. During the six months ended June 30, 2005, we incurred general and administrative expenses of $209,789, as compared with G&A expenses of $354,089 during the same period of 2004, a decrease of $144,300, or 41%. The Company continues to control costs while focusing its efforts on revenue generating activities.


SALES AND MARKETING EXPENSES:

During the three months ended June 30, 2005, we incurred sales and marketing expenses of $32,320, as compared with sales and marketing expenses of $67,421 during the same period of 2004, a decrease of $35,101, or 52%. The reduction in this category of expenses for this period was due to the savings incurred by having one less individual in the sales staff and the elimination of Dr. David Ryon's (former CEO of the Company) allocated expenses in the current period. During the six months ended June 30, 2005 we incurred sales and marketing expenses of $58,262, as compared with sales and marketing expenses of $111,611 during the same period of 2004, a decrease of $53,349, or 48%. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

NET LOSS:

During the three months ended June 30, 2005, we incurred a net loss of only $37,642, a significant decrease of $153,587, or 80%, from the loss of $191,229 for the comparable period in 2004. The second quarter 2005 net loss was also a significant decrease ($68,146 or 64%) from the net loss of $105,788 for the first quarter 2005. The reduced net loss for the second quarter 2005 was due to increased systems/software sales revenues mainly from the InMed Services contract during the 2005 period and reduced sales and marketing and G&A expenses, offset by a loss of service income provided by Dr. David Ryon, our former CEO. During the six months ended June 30, 2005, we reduced our net loss as compared to the same period in 2004 by $52,552, or 27%. Net loss for the six months ended June 30, 2005 was $143,430 as compared with a net loss of $195,982 for the same period in 2004. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.



                         LIQUIDITY AND CAPITAL RESOURCES


At June 30, 2005, our total assets were $679,515, more than doubling the total assets of $278,560 as of December 31, 2004, an increase of $400,955. The majority of the increase in total assets was in the category of cash and cash equivalents and in accounts receivable.


The Company's liquidity and capital resources improved substantially during the six months ended June 30, 2005 compared to December 31, 2004, including:


   1.   Cash and cash equivalents increased by $243,964 to $248,176.
   2.   Accounts receivable increased by $166,915 to $227,963.
   3.   Total current assets increased by $421,634 to $503,961.
   4.   Working capital improved by $137,563.
   5.   Stockholder's equity improved by $161,570.


Even though the Company used net cash of $189,113 in its operating activities for the six months ended June 30, 2005, the liquidity and capital resources improved substantially due to $305,000 raised in equity capital and $180,000 raised in one year bridge notes during the six month period. The equity capital consisted of $155,000 resulting from a private placement of our common stock and $150,000 from the exercise of stock options. Investing activities (purchase of equipment and improvements) for the period ended June 30, 2005 totaled $6,070.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash increase of $243,964 for the six months ended June 30, 2005.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of June 30, 2005, we have approximately $61,117 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of June 30, 2005, we had approximately $159,199 outstanding under these arrangements. In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which will be repaid over 24 months, beginning in January 2006. Principal payments are $52,500 in each of the years 2006 and 2007.


In January 2004, we closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

                       IMAGE TECHNOLOGY LABORATORIES, INC.



In March 2005, the Company signed a contract for the sale of three of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services, LLC, at multi-modality imaging centers. In addition to implementing our solution at the largest InMed site in Columbia, SC, we are installing at two Massachusetts sites specializing in women's health care.

In July 2005, the Company completed the second phase of its agreement with St. Anthony Community Hospital in Warwick, NY at the hospital's new Women's Health Center.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments to our officers who have employment contracts, payments of existing loans including our line of credit, two notes payable which call for aggregate monthly payments of approximately $8,300 through March 2007, one note with monthly payments of approximately $4800 through December 2007, and $800 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise, such contributions or deferrals might be available to us in the future. Additionally, we have signed an agreement with an Investment Banking firm to raise equity financing to help support our anticipated growth. There can be no assurance that such efforts will be successful.

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2005. Management also believes, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. As a result of the aforementioned, our financial statements have been prepared assuming the Company will continue as a going concern and they do not include any adjustments from the outcome of this uncertainty. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.



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

During April 2005, a related party to a member of the Company's Board of Directors loaned the Company an aggregate of $20,000. The entire amount was repaid, including interest of $500, during the same month.

                       IMAGE TECHNOLOGY LABORATORIES, INC.


In June 2005, the company issued 600,000 shares of its common stock, pursuant to the exercise of stock options at $.25 per share, resulting in aggregate proceeds to the Company of $150,000.

In June 2005, the Company received a total of $180,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 180,000 shares of Common Stock of the Company. $85,000 of these funds came from a member of the Company's Board of Directors, $85,000 from a related party to another member of the Company's Board of Directors and $10,000 from Alfus Financial Services. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000.




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


ITEM 2 - CHANGES IN SECURITIES


During the quarter, we issued 250,000 shares of our common stock in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for $.20 per share, resulting in aggregate proceeds of $50,000 to be used for working capital purposes.


In June 2005, the company issued 600,000 shares of its common stock, pursuant to the exercise of stock options at $.25 per share, resulting in aggregate proceeds to the Company of $150,000.



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION - CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT


At the Annual Meeting of the Stockholders of Image Technology Laboratories, Inc., the proposal to ratify the appointment of J.H. Cohn LLP ("JH Cohn") as the Company's independent auditors was defeated. Therefore, effective June 23, 2005, the Board of Directors of the Company elected to discontinue its engagement of JH Cohn as the Company's independent registered accounting firm and notified JH Cohn of its decision on that same date. JH Cohn will not be auditing or reviewing any of the Company's financial statements for the balance of the year ending December 31, 2005 and did not review the financial statements for the three months ended March 31, 2005. An 8-K report was filed on June 29, 2005. The Company received a comment letter from the SEC on August 5, 2005 to which the Company is in the process of replying.

There was no disagreement with JH Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of JH Cohn, would have caused JH Cohn to make reference to the subject of that disagreement in its reports on the Company's financial statements except as follows: The Company's interim financial statements for the three months ended March 31, 2005 were reviewed by an independent public accountant prior to filing, which the Company believed satisfied the reporting requirements under the Securities Exchange Act of 1934 and Regulation S-B Item 310(b). JH Cohn disagreed with this position and expressed to the Company its belief that such a review of the interim financial statements was required to be completed by a PCAOB-registered accounting firm. Securities counsel for the Company subsequently received affirmation of the Company's position from a representative of the PCAOB. The Company requested JH Cohn furnish it with a letter, directed to the Security and Exchange Commission, whether or not it agreed with the statements in the Company's filing. This letter was subsequently received and an 8-K/A report filed on July 19, 2005.

                       IMAGE TECHNOLOGY LABORATORIES, INC.


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

AUGUST 15, 2005