Form 10QSB
period 2005-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2005-11-15
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 2005 or

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


As of November 15, 2005, there were 15,238,778 shares of the registrant's common stock outstanding.

                                      INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION                                             3
Item 1 - Financial Statements                                              3
Condensed Balance Sheets                                                   3
Condensed Statements of Operations                                         4
Condensed Statement of Changes in Stockholders' Equity (Deficiency)        5
Condensed Statements of Cash Flows                                         6
Notes to Condensed Financial Statements                                    7
Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               13
Item 3 - Controls and Procedures                                          21
PART II - OTHER INFORMATION                                               22
Item 1 - Legal Proceedings                                                22
Item 2 - Changes in Securities                                            22
Item 3 - Defaults Upon Senior Securities                                  22
Item 4 - Submission of Matters to a Vote of Security Holders              22
Item 5 - Other Information                                                22
Item 6 - Exhibits and Reports on Form 8-K                                 23
SIGNATURES                                                                24
EXHIBIT 31.1 - CERTIFICATION                                              25
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                   26

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            CONDENSED BALANCE SHEETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                    2005            2004
                                                                 (UNAUDITED)
                                                                 ------------- -------------
 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          55,573    $     4,212
  Accounts receivable                                               182,199         61,048
  Prepaid expenses and other current assets                          35,982         17,067
                                                                 -----------   -----------

     TOTAL CURRENT ASSETS                                           273,754         82,327

  Equipment and improvements, net of accumulated                    185,685        196,233
                                                                 -----------   -----------
     Depreciation and amortization of $313,153 and $127,468

     TOTAL ASSETS                                                   459,439    $   278,560
                                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             354,524    $   223,695
  Current portion of long-term debt                                  95,327         93,633
  Notes payable                                                     106,297         65,407
  Current portion of notes payable to stockholders                   39,375          3,400
                                                                 -----------   -----------

     TOTAL CURRENT LIABILITIES                                      595,523        386,135

Long-term debt, less current maturities                              41,486
                                                                                   107,130
Notes payable to stockholders, less current portion                  69,025
                                                                                   105,000
Accrued compensation payable to stockholders                         27,072         27,072
                                                                 -----------   -----------

     TOTAL LIABILITIES                                              733,106        625,337
                                                                 -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, par value $.01 per share; 5,000,000 shares
      authorized; 1,500,000 shares issued and outstanding            15,000         15,000
  Common stock, par value $.01 per share; 50,000,000 shares
      authorized; 15,238,778 and 13,863,778 shares                  152,388        138,638
      issued and outstanding
  Additional paid-in capital                                      3,157,547      2,866,297
  Accumulated deficit                                            (3,598,602)    (3,366,712)
                                                                 -----------   -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       (273,667)      (346,777)
                                                                 -----------   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)    $   459,439    $   278,560
                                                                ===========    ===========

See Notes to Condensed Financial Statements



                       CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                        THREE MONTHS                    NINE MONTHS
                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     2005           2004            2005             2004
                                                ------------    ------------    ------------    ------------
 REVENUE:

   Systems / software: license fees and sales   $    217,175    $     23,333         581,408    $     93,333
   Service income                                                    216,264                         665,136
                                                ------------    ------------    ------------    ------------

            TOTAL REVENUE                            217,175         239,597         581,408         758,469

COST OF REVENUE:                                      54,850          34,500         111,228          99,129
                                                ------------    ------------    ------------    ------------

            GROSS PROFIT                             162,325         205,097         470,180         659,340

                                                ------------    ------------    ------------    ------------

COSTS AND EXPENSES:

   Research and development                          106,817          92,077         290,052         263,077
   Sales and marketing                                35,590          70,953          93,852         175,169
  General and administrative                         108,378         138,983         318,166         513,992
                                                ------------    ------------    ------------    ------------

             TOTAL COSTS AND EXPENSES                250,785         302,013         702,070         952,238
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $    (88,460)   $    (96,916)   $   (231,890)   $   (292,898)
                                                ============    ============    ============    ============


NET LOSS PER COMMON SHARE:
   Basic                                        $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
   Diluted                                      $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                                ============    ============    ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic                                          16,738,778      15,360,893      16,194,822      15,330,202
   Diluted                                        16,738,778      15,360,893      16,194,822      15,330,202
                                                ============    ============    ============    ============





See Notes to Condensed Financial Statements.



                                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                            (UNAUDITED)

                                        PREFERRED STOCK             COMMON STOCK                                         TOTAL
                                  -------------------------------------------------------   ADDI-                        STOCK-
                                       NUMBER                   NUMBER                      TIONAL        ACCUMU-       HOLDERS'
                                         OF                       OF                       PAID-IN         LATED         EQUITY
                                       SHARES        AMOUNT     SHARES        AMOUNT       CAPITAL        DEFICIT     (DEFICIENCY)
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

Issuance of common stock and
 options for compensation

Accrued compensation
 contributed to capital

Net loss                                                                                               $  (231,890)   $  (231,890)
                                 ------------------------------------------------------------------------------------------------
Balance,
  September 30, 2005             1,500,000    $    15,000     15,238,778   $   152,388   $ 3,157,547   $(3,598,602)   $  (273,667)
                                 ================================================================================================








See Notes to Condensed Financial Statements.


                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                         2005          2004
                                                                       ---------    ---------
OPERATING ACTIVITIES:
    Net loss                                                           $(231,890)   $(292,898)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of equipment
             and improvements
                                                                          41,505       34,981
          Common stock and options issued for services                                 19,425
         Changes in operating assets and liabilities:
            Accounts receivable                                         (121,151)      (1,795)
            Prepaid expenses and other current assets                    (18,915)     (28,721)
            Accounts payable and accrued expenses                        209,388      (11,406)
            Deferred revenues                                               --        (93,333)
            Accrued compensation payable to stockholders                    --         41,923
                                                                       ---------    ---------

             NET CASH USED IN OPERATING ACTIVITIES
                                                                        (121,063)    (331,824)
                                                                       ---------    ---------

INVESTING ACTIVITIES - purchase of
  equipment and improvements                                             (30,957)     (85,320)
                                                                       ---------    ---------

FINANCING ACTIVITIES:

    Proceeds from exercise of options                                    150,000         --
    Proceeds from private placement of common stock                      155,000       50,000
    Proceeds from notes payable and long-term debt                                    244,273
    Repayments of notes payable and long-term debt                      (101,619)     (42,752)
                                                                       ---------    ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                203,381      251,521
                                                                       ---------    ---------

                NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      51,361     (165,623)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,212      195,257
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  55,573    $  29,634
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
                                                                       =========    =========




See Notes to Condensed Financial Statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, changes in stockholders' equity (deficiency) for the nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 and 2004. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2004 and for the years ended December 31, 2003 and 2002 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

               The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2005.

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

               The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three and nine month periods ended September 30, 2005 and for the three and nine month periods ended September 30, 2004, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

               Since the Company had net losses for the three and nine month periods ended September 30, 2005 and for the three and nine month periods ended September 30, 2004, the assumed effects of exercisable options to purchase 1,575,000 and 1,600,000 common shares at September 30, 2005 and 2004, respectively, and warrants to purchase 180,000 common shares outstanding at September 30, 2005, would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.


NOTE 3 - NOTES PAYABLE:

               Working Capital Loan Agreement:

               During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At September 30, 2005, there was $55,905 outstanding under this agreement.

               Bridge Loan Agreement:

               In June 2005, the Company received a total of $180,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 180,000 shares of Common Stock of the Company. $85,000 of these funds came from a member of the Company's Board of Directors, $85,000 from a related party to another member of the Company's Board of Directors and $10,000 from Alfus Financial Services. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The entire amount was repaid, including $7,319 interest September 2005.

               In September 2005, the Company received $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as gross proceeds of equity financing above $500,000.


NOTE 4 - NOTES PAYABLE TO VALLEY COMMERCIAL CAPITAL LLC:

               In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of September 30, 2005, the outstanding balances on these loans aggregated $136,814. These loans are secured by the personal guarantee of the estate of Dr. David Ryon.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS:

               During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. The entire principal amount of $105,000 was outstanding at September 30, 2005. Principal payments of $52,500 are required in each of years 2006 and 2007, and the Company is accruing interest payments during 2005.

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

                                                                     THREE MONTHS                    NINE MONTHS
                                                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 2005            2004            2005            2004

      Net Loss as reported                                      $ (88,460)      $ (96,916)     $ (231,890)  (292,898)

      Deduct total stock-based employee compensation             (461,766)             --        (461,766)   (30,000)
      expense determined under a fair value based method
      for all awards

      Net loss - pro forma                                     $ (550,226)      $ (96,916)     $ (693,656) $(322,898)
                                                               ===========      ==========     =========== ==========

      Net loss per share                                        $   (0.01)      $   (0.01)       $  (0.01)   $ (0.02)
                                                                ==========      ==========  ==== =========   ========
           Basic - as reported
           Basic - pro forma                                    $   (0.01)      $   (0.01)       $  (0.01)   $ (0.02)
                                                                ==========      ==========  ==== =========   ========




               The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123, with the following assumptions used during the nine months ended September 30, 2005 and 2004:

                                                            2005          2004
                                                            ----          ----
                        Risk-free interest rate             4.22%         3.50%
                        Expected Volatility                110.0%         99.9%
                        Expected Years of option term       10             -
                        Expected Dividends                   0.0%          0.0%

               As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

               The following table summarizes information about stock options outstanding at September 30, 2005.


                               Options Outstanding                         Options Exercisable
                ---------------------------------------------------   -------------------------------
                                      Weighted
                    Number             Average          Weighted          Number          Weighted
  Exercise       Outstanding          Remaining          Average       Outstanding         Average
  Price         at September        Contractual        Exercise       at September       Exercise
   RANGE           30, 2005         LIFE (YEARS)          PRICE          30, 2005           PRICE
   -----           --------         ------------          -----          --------           -----
  $ 0.33          1,000,000            3.9            $    0.33        1,000,000          $  0.33
  $ 0.75            100,000            8.4            $    0.75           25,000          $  0.75
  $ 0.20            550,000            9.4            $    0.20          550,000          $  0.20
  $ 0.20            700,000            9.6            $    0.20            -              $  0.20
  $ 0.22            800,000            9.6            $    0.22            -              $  0.22
  $ 0.26            750,000            9.7            $    0.26            -              $  0.26
                ---------------    ----------------    ------------   ---------------    ----------
                  3,900,000            8.2            $    0.26        1,575,000          $  0.29
                ===============    ================    ============   ===============    ==========



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

For the three-month period ended September 30, 2005 we had net loss of $88,460, and have had recurring losses and negative cash flows from our operating activities since inception. We have cash of approximately $55,573 and a working capital deficiency of approximately $273,667 as of September 30, 2005. In February and April 2005, in private placements of the Company's common stock, all of the individual members of our Board of Directors and certain key employees purchased an aggregate of 775,000 shares of our common stock at $.20 per share, resulting in proceeds to the Company of $155,000. In June 2005 we received net proceeds of $150,000 from the exercise of stock options for 600,000 shares of our common stock at $.25 per share. Also in June 2005, the Company secured bridge loan funding of $180,000 for use in its operations, for which the entire amount was repaid, including $7,319 interest September 2005. In September 2005, the Company secured bridge loan funding of 50,000 for use in its operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE:

For the three months ended September 30, 2005, our total revenue was $217,175, a $22,422 decrease from the $239,597 revenue in the prior year's comparable period. Revenues reflect continued delivery of the InMed Services contract and expansion of existing systems. For the nine months ended September 30, 2005, our total revenue was $581,408, a $204,061 decrease from the $785,469 revenue in the prior year's comparable period. The company continued to demonstrate strong performance in its core business RIS/PACS systems / software sales. The decrease in large part is attributable to the elimination of the service revenue provided by Dr. David Ryon, our former Chief Executive Officer.


COST OF REVENUE:

For the three months ended September 30, 2005, our cost of revenue was $54,850, an increase of $20,350 from the prior year's comparable period. The majority of the increase was due to the cost of systems hardware in support of existing contracts. For the nine months ended September 30, 2005, our cost of revenue was $111,228, an increase of $12,099 from the prior year's comparable period.


RESEARCH AND DEVELOPMENT EXPENSES:

During the three months ended September 30, 2005, we incurred research and development expenses of $106,817, an increase of $14,740 from the prior year's comparable period of $92,077. During the nine months ended September 30, 2005, we incurred research and development expenses of $290,052, an increase of $26,975 from the prior year's comparable period $263,077.


GENERAL AND ADMINISTRATIVE EXPENSES:

During the three months ended September 30, 2005, we incurred general and administrative expenses of $108,377, a decrease of $30,606 from $138,983 in G&A expenses for the comparable period in 2004. During the nine months ended September 30, 2005, we incurred General and Administrative expenses of $318,232, as compared with G&A expenses of $513,992 during the same period of 2004, a significant decrease of $195,760. The Company continues to control costs while focusing its efforts on revenue generating activities.


SALES AND MARKETING EXPENSES:

During the three months ended September 30, 2005, we incurred sales and marketing expenses of $35,590, as compared with sales and marketing expenses of $70,953 during the same period of 2004, a decrease of $35,363. The reduction in this category of expenses for this period was due to the savings incurred by having one less individual in the sales staff and the elimination of Dr. David Ryon's (former CEO of the Company) allocated expenses in the current period. During the nine months ended September 30, 2005 we incurred sales and marketing expenses of $93,851, as compared with sales and marketing expenses of $175,169 during the same period of 2004, a decrease of $81,418. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.

NET LOSS:

During the three months ended September 30, 2005, we incurred a net loss of $88,460, a decrease of $8,456, or 9%, from the loss of $96,916 for the comparable period in 2004. The reduced net loss for the third quarter 2005 was due to increased systems / software sales revenues from the implementation of InMed Services contract along with expansion of existing customers during the 2005 period and reduced sales and marketing and G&A expenses, offset by a loss of service income provided by Dr. David Ryon, our former CEO. The cost of system hardware associated with existing contracts contributed as well. During the nine months ended September 30, 2005, we reduced our net loss as compared to the same period in 2004 by $61,008, or 21%. Net loss for the nine months ended September 30, 2005 was $251,390 as compared with a net loss of $251,390 for same period in 2004. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, our total assets were $459,439, a 65% increase over the total assets of $278,560 as of December 31, 2004, an increase of $180,879. The majority of the increase in total assets was in the category of cash and cash equivalents and in accounts receivable.

The Company's liquidity and capital resources improved during the nine months ended September 30, 2005 compared to December 31, 2004, including:

     1.   Cash and cash equivalents increased by $51,361 to $55,573.
     2.   Accounts receivable increased by $121,151 to $182,199.
     3.   Total current assets increased by $191,427 to $273,754.
     4.   Stockholder's equity improved by $73,110.

Even though the Company used net cash of $121,063 in its operating activities for the nine months ended September 30, 2005, its liquidity and capital resources continued to show improvement. Investing activities (purchase of equipment and improvements) for the period ended September 30, 2005 totaled $30,957. In addition to the $305,000 raised in equity capital and $180,000 raised in a one year bridge note during the six months ended June 30, 2005, the Company also raised $50,000 in a one year bridge note during September 2005.

The foregoing activities, i.e., operating, investing and financing, still resulted in our net cash increase of $51,361 for the nine months ended September 30, 2005, after the payment of the payment of the $180,000 bridge loan and interest.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of September 30, 2005, we have approximately $55,904 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of September 30, 2005, we had approximately $136,814 outstanding under these arrangements. In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which will be repaid over 24 months, beginning in January 2006. Principal payments are $52,500 in each of the years 2006 and 2007.

In January 2004, we closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

In March 2005, the Company signed a contract for the sale of three of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services, LLC, at multi-modality imaging centers. In addition to implementing our solution at the largest InMed site in Columbia, SC, we have installed at two Massachusetts sites specializing in women's health care.

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

In June 2005, the Company received a total of $180,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 180,000 shares of Common Stock of the Company. $85,000 of these funds came from a member of the Company's Board of Directors, $85,000 from a related party to another member of the Company's Board of Directors and $10,000 from Alfus Financial Services. The five-year warrants have an exercise price of $0.33 per share. The entire amount of this Bridge Loan has been repaid, including $7,319 interest September 2005.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share.



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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

With respect to the Company's arbitration with Dr. Carlton Phelps (which was discussed in detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004), during the three months ended September 30, 2005, Dr. Phelps commenced a proceeding in New York State Supreme Court, Albany County, to confirm the arbitrator's award. The Company has moved to dismiss the proceeding on grounds of improper notice, and the matter is now pending before the court."



ITEM 2 - CHANGES IN SECURITIES


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

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION - CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

At the Annual Meeting of the Stockholders of Image Technology Laboratories, Inc., the proposal to ratify the appointment of J.H. Cohn LLP ("JH Cohn") as the Company's independent auditors was defeated. Therefore, effective June 23, 2005, the Board of Directors of the Company elected to discontinue its engagement of JH Cohn as the Company's independent registered accounting firm and notified JH Cohn of its decision on that same date. JH Cohn will not be auditing or reviewing any of the Company's financial statements for the balance of the year ending December 31, 2005 and did not review the financial statements for the three months ended March 31, June 30, and September 30, 2005. An 8-K report was filed on June 29, 2005. The Company received a comment letter from the SEC on August 5, 2005 to which the Company anticipates replying within the quarter.

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





/S/ BARRY C. MURADIAN
-----------------------
BARRY C. MURADIAN, CHIEF EXECUTIVE
OFFICER
AND PRINCIPAL ACCOUNTING OFFICER
NOVEMBER 15, 2005