Form 10KSB
period 2005-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2006-04-17
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                       IMAGE TECHNOLOGY LABORATORIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                           22-3531373
            --------                                           ----------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


                 602 ENTERPRISE DRIVE, KINGSTON, NEW YORK               12401
                 ----------------------------------------               -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

The issuer's revenues for the most recent fiscal year were $699,556.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.14 last sales price reported by OTC.BB on April 10, 2006 was $786,034.

As of April 10, 2006, the Registrant had issued, and outstanding, 15,238,778 shares of common stock.

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

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

Image Technology Laboratories, Inc. ("ITL", "the Company", "Registrant" or "we") is a medical image and information management company in the healthcare IT market. The Company is a systems integrator that provides a total solution of hardware, software and service to the customer for their product.

The Company was founded and incorporated in the state of Delaware in 1997 by Dr. David Ryon, Chief Executive Officer and founder of The Kingston Diagnostic Center; Dr. Carlton Phelps, Chief Financial Officer and former Chief of Radiology at The Kingston Hospital; and Lewis M. Edwards, Chief Technical Officer and formerly Senior Technical Staff Member and lead engineer of the 3D Graphics Lab at IBM. In fiscal year 2000 ITL successfully completed a private placement (of approximately $2 Million), followed by an SB2 registration and a self-underwritten public offering raising net proceeds of $1.02 million to partially fund its development efforts.

The Company is headquartered in Kingston, New York - about 100 miles north of New York City. The Company's shares of common stock are publicly traded on the OTC Bulletin Board under the symbol "IMTL". Of the three original co-founders, only Mr. Edwards remains at the Company. In the first quarter of 2002, Dr. Phelps departed the Company and resigned from the Board of Directors. Dr. Ryon passed away suddenly in December of 2004. The Company has secured a roster of active customers, and is seeking to expand their sales and marketing initiatives by both organic and acquisitive growth strategies.

ITL's lead product is their "WarpSpeed" software system which is built on a unique modular architecture, with high throughput capabilities by a staff of software engineers experienced in designing and writing enterprise level programs. The result is a highly reliable, scalable radiology business solution which is easily upgraded to meet the demands of a growing customer environment. These qualities allow ITL to deliver a radiology product specifically tailored to a customer's requirements. Innovative development work will allow customers to stay at the forefront of technological advances by allowing easy extensions and upgrades to existing systems.


PRODUCTS

WarpSpeed is a "Radiology Information System / Picture Archiving and Communications System", know as RIS/PACS, for use in the management of patient information and the processing/storage of medical images by hospitals and diagnostic imaging centers. The RIS portion of the system inputs and stores patient demographics, scheduling information, insurance data, and the billing records required to service a patient visit. The RIS system also manages the analysis reports generated by the radiologist resulting from reviewing the patient's image data. The PACS portion of the system acquires and stores diagnostic images in standard DICOM (Digital Imaging and Communications in Medicine) digital format from imaging equipment (called "modality" in the health industry) such as Computerized Tomography (CAT scan), Magnetic Resonance Imaging
(MRI), Ultrasound, Nuclear Imaging, Digital Fluoroscopy, Computed Radiography, Digital Mammography, Digital Radiography, Positron Emission Tomography (PET), etc, called a "study".

The uniqueness of WarpSpeed is in it being a monolithic RIS/PACS system made possible by the development of a single, central source of patient / study data called a database. Through the single database, the components of the RIS system and the components of the PACS system can easily share consistent data and provide a single source of information about a patient anywhere in the study process. This includes patient exam scheduling, patient demographics, insurance, imaging, statistics, mammography (BIRADS) reporting, diagnostic reports and billing records. Everything is available on a single application platform (WarpSpeed). The unified data also allows the efficient deployment of another key WarpSpeed component, the Workflow manager. The Workflow manager manages the process flow from the beginning to the end of a patient study. The Workflow manager eliminates multiple input of the same patient data into a non integrated RIS/PACS systems, eliminates the passing of folders between departments, reduces the number of confirming telephone calls, and removes the need to access multiple computer applications to access the patient's data and status.

Further, unified data allows for images to be inserted into the radiologist's report, a radiologist's dictation to be part of the workflow process (and stay totally within the RIS/PACS system), and intelligent, automatic routing of work and data to the next individual(s) in the process flow. The WarpSpeed system also allows the sending of data via integrated e-mail or fax or storing it on a patient CD without evoking assistance outside the WarpSpeed application.

The advantage of a monolithic database system is to improve the overall performance, reliability and efficiency of the radiology environment while reducing the operational cost to the hospital/radiology center. The design goal is also to enable more complex radiology studies and allow the hospital/radiology center to readily adjust to a fast changing technology world without the need to reconcile data from disjoint PACS and RIS systems.

The WarpSpeed application package is enterprise level software developed by knowledgeable and experienced enterprise level software/hardware engineers with the subject matter expertise of Board-certified radiologists. This should be a major factor in choosing a RIS/PACS system. The hospital/radiology application environment needs robust system performance, security, reliability and recovery capabilities. Such a system can only be developed by engineers experienced in this enterprise environment. The WarpSpeed development team has extensive enterprise level experience with graphics, database systems, operating systems, networking and application software. They are have years of experience in the radiology environment. They understand performance and the requirements of data protection, system reliability, and the need for multiple levels of recovery in the critical places of both the hardware and software. These features are built into WarpSpeed and it is these same engineers who continue to support, service and expand the functionality of the product.

Another design objective of WarpSpeed is scalability. The WarpSpeed system consists of ITL proprietary application software running on commercially available computer hardware, operating systems and database. The modular design of the software allows the customer to have a WarpSpeed solution consisting of almost any size: from a single computer to a large, fully distributed system with separate computers handling the database, distributed file system storage, server components such as the Workflow Manager, Report Distribution Manager, Schedule Server and Background Transfer Service, and the client components such as the Radiologist Display Workstation(s), the Modality Workstations(s), the Stenography Workstation(s) and the Administrative Workstation(s). The distributed system is tied together with local high speed networking to allow the timely delivery of imaging and patient information to the radiologist. Innovative intelligent algorithms have been developed to reduce the network bandwidth and database storage requirements which are two of the most significant cost factors associated with building a PACS/RIS system. Secure, remote access is available to radiologists and physicians via the internet. The WarpSpeed system allows for flexibility in configuring a total system, building the system to meet the hospital/radiology center current needs while preserving growth paths.

The ITL WarpSpeed system may be configured with a fully-redundant hot-standby secondary-server, generally located off-site, to enhance reliability and availability of patient data and images particularly in response to physical disasters. DICOM files, reports, database and transaction log backups are replicated to the secondary-server in near-real time, and the database instance running on the backup-server is kept in synchronization with the primary server within 15 minute intervals. In the event of a disaster, the secondary-server will assume a fully-functional primary-server role in 30-45 minutes. ITL is not aware of any other RIS/PACS vendor that provides this capability in our market space.

At the heart of the system is a software module referred to as the ITL Workflow Manager. This software module is an IHE compliant workflow solution which allows the entire process of patient scheduling, registration, image acquisition, image display, and radiographic report generation to be totally automated in WarpSpeed to a degree that is yet to be demonstrated in the industry. The software determines what resources are available on the enterprise and distributes the various pieces of work as applicable. For example, if multiple radiologists are logged on to the system, unread studies are distributed based upon their preference and sub-specialties. Once the study has been read and analyzed, the radiologist dictates the report which, in turn, is distributed to an available stenographer. After transcription, the report returns to the reporting radiologist, wherever he/she is logged on, for proof reading and final signature. The workload manager makes sure that the data is available to the right person, at the appropriate time and at the desired location.

Following signoff, the ITL Report Distribution Manager prints, faxes and/or encrypts / e-mails the final report, maintaining substitutable versions of the diagnostic reports as .RTF files and generating archive versions as .PDF files for distribution and web access.

The ITL Schedule Server manages a centralized multi-site, multi-equipment time slot reservation system that includes a procedure-based scheduling methodology which allows an imaging facility to codify scheduling rules and hints across different types of imaging modalities, body parts and a virtually unlimited set of clinical study types.

The ITL Background Transfer Service (BTS) supports the transfer of DICOM image files from a remote location containing one or more imaging modalities connected to a main site via a WAN. The transfers take place in the background using algorithms that support recovery and restart in the event of network outages and errors while preserving bandwidth for interactive use at the remote site and freeing the technologist from waiting for transfer confirmation. Typically, the DICOM image objects pushed to the Modality Workstation by the imaging modalities are compressed using JPEG-2000 Lossless compression prior to transfer by the BTS to the ITL RIS/PACS server site(s) where they are decompressed for faster access by the Radiologist Display Workstation, described below. The BTS, upon successful transfer of all of the images constituting an imaging study, injects the study into the workflow for assignment by the Workflow Manager.

Another component of the system is the ITL Radiologist Display Workstation. The Radiologist Display Workstation permits the simultaneous viewing of multiple diagnostic images (usually on high resolution displays) together with relevant patient data displayed on a supporting touch-screen display. The imaging information can be displayed in either film mode or stacking mode depending on the imaging modality and radiologists' preferences. In film mode, the workstation emulates the current film based paradigm that uses traditional X-Ray view boxes to display multiple images. MRI and CT studies are typically viewed in stack mode with automatic cross-referencing across images intersecting in 3D space, as the radiologist scrolls up and down through the stacked series of images. The control of the Radiologist Display Workstation is via a surface acoustic wave (SAW) touch-screen workstation so as to not use valuable space on the high-resolution diagnostic monitors typically configured with the Workstation, improving the speed and accuracy of diagnostic interpretation.

The Radiologist Display Workstation consists of proprietary software developed by ITL and commercially available hardware. The unique feature of the display station is its ability to present a virtually unlimited number of diagnostic images on multiple display surfaces. The software can blend together a number of monitors, of arbitrary resolution, into one large virtual display, as required by the radiologist. A radiologist can read and interpret digital images from any imaging modality on a radiologist display workstation which can be either local or at a remote location when connected via encrypted tunnels (VPNs) over the Internet. This facilitates time-critical transfer of patient information between hospital departments, as well as rapid consultations by specialists at remote locations. The system also affords convenient home viewing by radiologists using lower-cost, reduced resolution monitor(s). The user-interface of the ITL Radiologist Display Workstation has been designed by radiologists for ease of use, offering an un-cluttered touch-panel control screen that does not intimidate new users while still making more sophisticated operations readily available.

The ITL Administrative Workstations are PC-based and are normally used for the RIS functions, such as patient demographic entry and maintenance, online report viewing, scheduling (both basic and procedure-based), schedule queries, workflow status monitoring and control, report log viewing, referring physician entry and maintenance, radiologist preferences management, schedule procedure creation and editing, study ICD-9 procedure code modifications, generalized RIS queries and "super-administrator" functions such as patient / study merges.

The ITL Stenography Workstation is also PC-based and provides for automation of much of the mundane and error-prone inclusion of patient, study and referring physician demographic information into the report. The Stenography Workstation application links to and controls Microsoft Word for the production of these reports, thus offering the stenographer a comfortable and familiar word-processing environment.

The ITL Modality Workstation is the WarpSpeed software component which is used to create, store, reproduce and transmit digitized images generated by DICOM-compatible diagnostic imaging equipment, including digital radiography, computed radiography, ultrasound, nuclear medicine, digital fluoroscopy, computed tomography, magnetic resonance imaging and digital mammography. The Modality Workstation is normally connected to the diagnostic imaging equipment via a high speed local area connection. By acting as the DICOM gateway to the ITL WarpSpeed RIS/PACS system, the Modality Workstation enforces the requisite quality control to ensure that incoming studies are properly associated with the correct patient in the RIS, and that the incoming studies are ICD-9 coded by the individuals most closely associated with the actual performance of the study, namely the technologists operating the imaging modality. The Modality Workstation is capable of compressing / decompressing the DICOM images presented to it by the imaging modality using JPEG-2000 Lossless compression.

ITL has leveraged the most recent advances in operating system design, software development, and networking tools in WarpSpeed to produce a product which offers greater functional capability at lower costs through scalable system architecture. Microsoft Windows 2003 is employed on the WarpSpeed servers for its management, networking, distributed file system and message queuing, while Microsoft SQL Server provides the database infrastructure. Microsoft Windows XP is used for the Modality Workstation, Stenography Workstation and Administrative Workstation. It is the truly modular and scalable architecture which permits function to be distributed incrementally across the hardware and give the customer tremendous freedom in designing their current and future system environment.

ITL has developed sophisticated software sub-systems to monitor and update the WarpSpeed system. These sub-systems allow the WarpSpeed system to be deployed in diagnostic imaging centers and small to mid-sized hospitals where typically local IT staff may not be available to monitor and administer the system, thus offering a potential savings personnel cost.

ITL has also developed an extensive set of internal data migration tools that enable us to quickly and efficiently import a customer's existing RIS data into the WarpSpeed system, such as patient demographics, study history, schedules and referring physician lists. Standard DICOM files can also be imported and correlated with imported RIS data.

ITL expects to begin shipment of its WarpSpeed Web Portal in the second quarter of 2006, allowing referring clinicians secure access to images and reports using standard PCs running Microsoft Windows 2000 and XP using Microsoft's .NET technology.

In summary, the WarpSpeed system provides a total, turn-key monolithic solution to the administrative (RIS) and imaging (PACS) aspects of radiology services that does not force local IT to manage the integration, support and data inconsistency issues of separate RIS and PACS products joined together by our competitors. WarpSpeed has the capability to automate a hospital's radiology department or be the primary patient and image management system for any radiology diagnostic imaging center. In a hospital environment, WarpSpeed has been designed to interface with hospital information systems so that a patient's clinical data can be integrated with diagnostics images for increased accuracy of image interpretation and diagnosis. ITL's WarpSpeed system offers performance, enterprise level robustness, reliability and recovery, workflow management, and scalability. Our value to our customers include consistent and organized radiology process flow control, a completely electronic (vs. paper) solution, supporting a more accurate and reliable diagnosis by the radiologists with less opportunity for error, lower operating costs, overall better patient care. The accuracy of information maintained within the ITL WarpSpeed monolithic RIS/PACS system, along with the organized workflow, allows for more accurate billing and the potential for an improvement in the reimbursement rate by the imaging facility.

MARKETING

ITL is marketing its WarpSpeed system in hospitals with less than 400 beds and freestanding radiology imaging centers. According to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S. According to the American Hospital Association, there are 5,800 hospitals in the U.S. Approximately one-half have less than 400 beds, the generally accepted metric defining a medium-sized hospital..

According to market research by Frost & Sullivan, a leading industry research firm, the worldwide market for PACS was $1.8 billion in 2003 and will grow to $4.5 billion by 2010. Millennium Research Group reports that the U.S. market for PACS grew by over 25% in 2004 and, by 2009, will generate nearly $3.0 billion in revenue.

PACS technology, while widely appreciated, has yet to be widely adopted in the medium to smaller (community) hospitals and single / multi-site imaging centers, offering an excellent opportunity for ITL and WarpSpeed. We believe that the lack of penetration of RIS/PAC systems into this market segment is a reflection of the limitation of current solutions to deliver expected value, the high purchase cost of solutions by the major vendors and the required IT staff and expertise. According to Frost & Sullivan, approximately 17.7% of hospitals in North America had PACS in 2003.

ITL markets a fourth generation medical information and image management system that we believe is more flexible, usable and scalable than any currently available product. The Company markets ITL's WarpSpeed system through an in-house marketing presence and a contract sales force supported by product advertising and promotion at industry trade shows. ITL offers the product at a price point which is well within the reach of even the smallest hospital or imaging facility. The Company believes that it offers systems with superior price/performance characteristics without requiring the overhead of local IT staff at the imaging facility.

ITL also expects a major sub-segment of the market over the next several years will be PACS upgrades and migrations as early adopters begin to recognize the deficiencies of the earlier generation of products. This emerging opportunity will allow ITL to leverage its investment in migration tools and technologies to capture these customers.

The penetration of Computed Radiography (CR) imaging equipment into specialized clinics, such as orthopedic practices, presents an excellent opportunity for ITL to take advantage of its modular software architecture and package the WarpSpeed system into a family of offerings to such practices. Such a family will allow a lower cost of entry yet provide a growth path in terms of capacity and reach that should prove quite attractive in this space.

ITL believes that 3D viewing capability is rapidly becoming an important factor in our diagnostic imaging market comprised of single / multi-site imaging centers and small (community) to medium hospitals, offering an improvement in certain diagnosis and a potentially higher reimbursement to the imaging facility. We expect that ITL's expertise in 3D imaging will allow us to vigorously pursue this emerging market segment.

With the aging baby boomers starting to place more of a burden on the health care system in the U.S. , ITL expects the diagnostic imaging market to grow to meet this demand. The increased awareness of the importance of Electronic Medical Records (EMR) as a means of controlling medical costs while improving patient care will, no doubt, impact the RIS/PACS market as the images and reports produced from RIS/PACS are an important component in EMR. ITL intends to pursue EMR at least within the RIS/PACS space and possibly beyond as other opportunities become evident to deploy our technology and expertise in medical information systems.

ITL is selling WarpSpeed with two (2) pricing models: The first is an outright capital purchase and the second is a fee per-study-performed basis. The latter plan is an attractive approach for our clients, as there is no capital outlay, the cost is expensed, and the model does not penalize radiologists and clinical staff for multiple consultative reviews of the image data.


COMPETITION AND COMPETITIVE ADVANTAGE

ITL is unique among the 50+ companies in the U.S. that are marketing or developing RIS or PACS or RIS/PACS solutions for the radiology community. The Company believes that it is the only company that has implemented a single monolithic product that encompasses all aspects of the radiology business. To date no one company has captured a predominant market share. Some of the larger RIS/PACS vendors are GE Medical Systems, Agfa, Siemens Medical Solutions, Philips Medical Systems and Kodak Health Imaging - all of which have expended effort to integrate RIS and PACS. There are a number of vendors which now offer `single vendor' (disparate database) RIS/PACS, and many vendors which offer simply the RIS or PACS components separately.

The superiority of ITL's system has been demonstrated in many areas. Its user interfaces are intuitive thereby minimizing training time and operator error. The unique touch screen interface increases speed of operation and productivity of the radiologist. Radiology report turn around is typically less than two hours, which is far superior to any other system currently in production. The underlying architecture and design characteristics have been shown to be highly scalable and flexible. These features alone set ITL apart from all competition. We believe that our ability to configure a cost-effective secondary-server as part of the ITL WarpSpeed system offers our customers a disaster resilient system that we believe is not currently offered by any of our competitors in our market space. The ITL WarpSpeed system may be configured with a fully-redundant hot-standby secondary-server, generally located off-site, to enhance reliability and availability of patient data and images particularly in response to physical disasters. DICOM files, reports, database and transaction log backups are replicated to the secondary-server in near-real time, and the database instance running on the backup-server is kept in synchronization with the primary server within 15 minute intervals. In the event of a disaster, the secondary-server will assume a fully-functional primary-server role in 30-45 minutes.

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

PRODUCT APPROVAL PROCESS

ITL is a registered medical device manufacturer by the Food and Drug Administration ("FDA"). The WarpSpeed solution is exempt from the pre-market authorization process by the FDA. Our products have been declared substantially equivalent to already approved products by the FDA.

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

Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Mr. Lewis M. Edwards, ITL's Chief Technical Officer, in the amount of $300,000 if this can be obtained on commercially reasonable terms. The Company, at this time, has not purchased life insurance.

MATERIAL CONTRACTS

In May 2003, ITL signed a multi-year contract with Park Avenue Associates in Radiology PC., Binghamton NY, for the installation of its solution in a multi-site environment. This installation required the deployment of hardware and software in four physically separate locations interconnected with microwave links, fiber-optic cable, and a traditional LAN. The interconnections also include the use of secure, encrypted tunnels via the internet (VPN's). Remote review stations have been deployed in private physician's offices.

In January 2004, ITL closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities. ITL expanded it's installation to an off-campus Women's Center in May 2005, for digital mammography and ultrasound, and again in November 2005 at the hospital with the installation of Computed Radiography (CR) modalities as St. Anthony Community Hospital became essentially film-less. Our installation at St. Anthony Community Hospital also includes a fully-redundant hot-standby server.

In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of December 31, 2005, the outstanding balances on these loans aggregated $114,613. The loans are secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans are secured by a personal guarantee of the Estate of Dr. Ryon.

In December 2004, pursuant to a promissory note, Dr. Ryon loaned the Company $105,000 with interest at 10% per annum. In April 2005, the Company renegotiated the terms of the note with the Estate of Dr. Ryon to provide for a 24-month payment schedule, beginning in January 2007.

In March 2005, the Company signed a contract for the sale of two of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services of Massachusetts, LLC at multi-modality imaging centers specializing in women's health care spread across three sites, and one WarpSpeed system to InMed Diagnostics Services of South Carolina, LLC in Columbia. The Columbia, South Carolina site is the largest imaging center of the InMed affiliates.

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note.


ITEM 2. DESCRIPTION OF PROPERTY

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845) 336-4931.

In November 2002, we executed a five-year lease (at approximately $900 per month) for office space at "Tech City", formerly the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for our growing marketing/sales department, the R&D team and the systems integration/test area.

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

With respect to the Company's arbitration with Dr. Carlton Phelps (which was discussed in detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004), Dr. Phelps commenced a proceeding in New York State Supreme Court, Albany County, to confirm the arbitrator's award. The Company has opposed confirmation and, in the alternative, is seeking a modification of the award.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Image Technology's Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IMTL.OB". These securities commenced trading on December 15, 2000. The following table lists the closing high and low prices of the Company stock during 2004-2006:


                   -------------------------------------------------------
                         2004                2005               2006
                   ----------------     ---------------    ---------------
                   High        Low      High       Low      High       Low
                   ----        ---      ----       ---      ----       ---


     1st Qtr    $   1.00  $   0.40  $   0.45  $   0.20  $   0.35  $   0.12

                                        0.16      0.16
     2nd Qtr        0.97      0.40

                                        0.25      0.25
     3rd Qtr        0.70      0.39

                                        0.29      0.25
     4th Qtr        0.45      0.25


As of March 31, 2006, the number of holders of record of Common Stock was 191.

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

ISSUANCE AND SALES OF SECURITIES

During 2004, the Registrant issued and sold the securities listed below in transactions exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

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

In February 2005, we issued 100,000 shares of our common stock to Mr. Robert G. Carpenter, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000.

In February 2005, we issued 100,000 shares of our common stock to Mr. Lewis M. Edwards, the Chairman of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000.

In February 2005, we issued 25,000 shares of our common stock to Mr. John Naccarato, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $5,000.

In February 2005, we issued 100,000 shares of our common stock to Mr. Richard Norrell, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000.

In February 2005, we issued 100,000 shares of our common stock to Mr. Gregory D. Laib, a key employee, for a purchase price of $0.20 per share, or a total of $20,000.

In February 2005, we issued 100,000 shares of our common stock to Mr. Jonathon Kaufman, a key employee, for a purchase price of $0.20 per share, or a total of $20,000.

In April 2005, we issued 250,000 shares of our common stock to Mr. Lewis M. Edwards, the Chairman of its Board of Directors, for a purchase price of $.20 per share, or a total of $50,000.

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

For the twelve months ending December 31, 2005, we had a net loss $414,546, and have had recurring losses and negative cash flows from our operating activities since inception. On December 31 2005, we had a cash position of $40,698 and a working capital deficiency of $439,844. In February and April 2005, in private placements of the Company's common stock, all of the individual members of our Board of Directors and certain key employees purchased an aggregate of 775,000 shares of our common stock at $0.20 per share, resulting in proceeds to the Company of $155,000. In June 2005, we received net proceeds of $150,000 from the exercise of stock options for 600,000 shares of our common stock at $0.25 per share. In June 2005, the Company secured bridge loan funding of $180,000 from a member of the Company's Board of Directors, from a related party to another member of the Company's Board of Directors and from Alfus Financial Services for use in its operations. The entire amount was repaid including $7,324 interest in September 2005. Also in September 2005, the Company secured bridge loan funding of $50,000 from a member of the Company's Board of Directors for use in its operations.

As a result of our limited capital resources our independent registered public accounting firm has indicated in their report on our financial statements for the year ended December 31, 2005 that there is a substantial doubt about our ability to continue as a going concern. We believe, however, that as a result of the proceeds from our financing activities, as well as anticipated cash flow to be generated by fees from, and sales of our RIS/PACS solution, we will be able to continue to meet our obligations as they become due through at least December 31, 2006. We also believe, but cannot assure, that if needed we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans or equity transactions.

Our cost and expense structures are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources as we have done in 2005. Included in such resources are the expectation of additional short-term loans and/or purchases of additional common stock by the members of our Board of Directors, as well as additional private placements of securities to unrelated third parties. There are no commitments of financing nor is there any assurance, that, if needed, such loans or security purchases will be available. If necessary, we also have the ability to reduce or curtail our planned level of activity. As a result of the aforementioned, our financial statements have been prepared assuming the Company will continue as a going concern and they do not include any adjustments from the outcome of this uncertainty.

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

Contracts for the sale of our imaging systems involve multiple elements including the delivery and installation of software and hardware products, training and system maintenance. However, we cannot allocate the revenues from such contracts to each element based on the relative fair value of each element. Accordingly, we will recognize the revenues from a system contract ratably over the period during which we are required to provide maintenance or any other service provided that the fees are fixed and determinable and collection is reasonably assured. Unearned revenues, if any, are included in deferred revenues in our balance sheet. At December 31, 2005, all amounts initially deferred were fully amortized into revenue.

VALUATION OF DEFERRED TAX ASSETS:

We regularly evaluate our ability to recover the reported amount of our deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that it is more likely than not that we will not realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results and, accordingly, have recorded a valuation allowance of $1,480,000. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to adjust this valuation allowance, which could materially impact our financial position and results of operations.

VALUATION OF LONG-LIVED ASSETS:

We assess the recoverability of long-lived assets, such as equipment and improvements, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets at December 31, 2005. However, should our operating results deteriorate; we may determine that some portion of our long-lived assets is impaired. Such determination could result in non-cash charges to income that could materially affect our financial position and results of operations for that period.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS 154 requires retrospective application to prior period's financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUE:

During the year ended December 31, 2005, our total revenues decreased $194,689, or 21.7%, to $699,556 from $894,245 in the prior year.

REVENUE DISCUSSION:

ITL is reporting fiscal year revenues, ending December 31, 2005, of $699,556. These revenues were derived solely from the Companies normal line-of-work: developing, selling and servicing medical image and information management systems. During the fiscal year ended December 31, 2004, ITL reported total revenue of $894,245. This revenue was derived from two revenue streams: Revenue from the Company's normal line-of-work and revenue from professional radiology services. From its normal line-of-work in FY 2004, revenues totaled $451,355 while professional radiology services generated revenue totaling $442,890. The professional radiology services revenue ended in December 2004 with the death of Dr. Ryon, radiologist and then Chief Operating Officer of ITL. Regarding the normal line-of-work, there is approximately a 55% growth in this revenue when comparing FY 2005 and 2004.

This net increase in revenue is comprised of a $149,224, or 23.4% increase in Application Service Provider (ASP) usage fees from our existing customers. One customer generated a full-year's ASP fee revenue in 2004, while a second customer's capital purchase payment revenue decreased $35,000, or 25%, as the payments were completed in 2004. A third customer's ASP usage fee revenue stream started in September 2004. We expect that we will derive our revenues in the future primarily from sales of our WarpSpeed system and associated maintenance charges along with ASP usage fees.

COST OF REVENUE:

The cost of revenue in 2005 of $130,300 represents equipment costs of systems sold in 2005. During the year ended December 31, 2004, the cost of revenue figure of $102,629 was for costs associated with professional radiology services of Dr. Ryon. These costs ceased with the passing of Dr. Ryon in December 2004.

RESEARCH AND DEVELOPMENT EXPENSES:

During the year ended December 31, 2005, we incurred research and development expenses of $403,560 as compared with $344,622 in the preceding year; an increase of $58,938. These expenses are consistent with ITL's efforts to enhance the WarpSpeed system and are primarily compensation to our Chief Technology Officer and engineering personnel.

SALES AND MARKETING EXPENSES:

During the years ended December 31, 2005 and 2004, we incurred sales and marketing expenses of $145,460 and $324,650, respectively; a decrease of $179,190. The reduction in this category of expenses was due to the savings incurred by having one less individual in the sales staff and the elimination of Dr. David Ryon's (former CEO of the Company) allocated expenses in the current period. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These expenses are expected to increase in 2006 consistent with achieving our revenue goals.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the year ended December 31, 2005, we incurred general and administrative expenses of $434,782 as compared to $687,768 in the prior year, a decrease of $252,986. The reduction in this category of expenses was due to the elimination of Richard Feinstein's (our former CFO) and the late Dr. David Ryon's (former CEO of the Company) allocated expenses in the current period. General and Administrative Expenses are attributable to compensation, travel, customer support and infrastructure-related costs. The Company is working diligently to control costs while focusing on revenue generating activities.

NET LOSS:

The Company continues to improve its performance and reduce its losses. During fiscal year ended December 31, 2005, we incurred a loss of $414,546 ($.03 per share) as compared to a loss of $565,424 ($.04 per share) for the year ended December 31, 2004. This is an improvement of approximately 26%. The Company is aggressively managing costs while focusing on increased revenues from sales of systems / software.


LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2005, we had cash and cash equivalents of $40,698 and a working capital deficiency of $439,844 as compared with a cash position of $4,212 and working capital deficiency of $303,808 in 2004. In comparing FY 2005 with 2004, cash and cash equivalents increased by $36,486 to $40,698; accounts receivable increased by $51,153 to $112,201 and total current assets increased by $78,032 to $160,359.

During 2005, our operating activities utilized $231,009 of cash. This arose primarily from our net loss of $414,546 as adjusted for a non-cash depreciation addition of $56,274 (netting to $358,272), an increase in accounts receivables of $51,153 (taking away from cash), and an increase in accounts payable and accrued expenses of $170,305 (adding to cash). In comparison, during 2004, our operating activities utilized $459,385 of cash. This arose primarily from our net loss of $565,424, net increase in non-cash events of $66,522, a decrease in Accounts Receivable and Prepaid Expenses of $10,180 (an increase in cash) and a net increase in Accounts Payable, Deferred revenues and Accrued compensation payable to stockholders of $49,697 (addition to cash).

During 2005 our investing activities used $31,298 of cash, primarily to purchase equipment placed in service to generate revenue. During 2004, $85,878 was used for the same purpose.

The above net uses of cash in 2005 were partially offset by our financing activities which totaled $298,793. This cash was generated by the private placement of common stock and the proceeds from loans from stockholders which netted $581,000 and reduced by the repayment of notes on long term debt of $92,207 and the repayment of loans to stockholders of $190,000. In 2004, the net use of cash was offset by financing activities which generated a total of $354,218. This total is the result of positive cash inflow of $417,451 from the proceeds from notes and long-term debt, loans from stockholders, and private placement of common stock offset by the repayment of notes payable and long term debt of $63,233.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. On December 31, 2005, the outstanding balance was $59,350.

In January 2004, we closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

In February and March 2004, we borrowed an aggregate of $264,000 from Valley Commercial Capital, LLC ("Valley"). These loans require aggregate monthly payments of principal and interest of $8,273 through February 2007 and $4,682 in March 2007. As of December 31, 2005, the outstanding balances on these loans aggregated $114,613. Principal payments are approximately $93,453 and $21,160 in 2006 and 2007, respectively.

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which will be repaid over 24 months, beginning in January 2007. Principal payments are $52,500 in 2007 and 2008.

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

In June 2005, the Company received a total of $180,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 180,000 shares of Common Stock of the Company. $85,000 of these funds came from a member of the Company's Board of Directors, $85,000 from a related party to another member of the Company's Board of Directors and $10,000 from Alfus Financial Services. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. This $180,000 Bridge Loan was repaid in it's entirety, including interest, in September 2005.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000.

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note.

We require cash to fund our current operations, meet our current liabilities and fund our capital expenditures. This includes payments to our officers who had employment contracts during 2005; payments of existing loans including our line of credit and two payable notes which call for monthly payments and are detailed above; and a lease payment of $900 per month pursuant to a five-year lease commitment ending in September 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that should the need arise, such contributions or deferrals might be available to us in the future. Additionally, we have signed an agreement with an Investment Banking firm to raise equity financing to help support our anticipated growth. There can be no assurance that such efforts will be successful.


We had employment commitments through December 31, 2005 that required us to pay minimum annual cash compensation of $150,000 to each of our two executive officers. Mr. Muradian resigned from the Company in January 2006 and Mr. Edwards has not renewed his employment contract for 2006.

ITEM 7. FINANCIAL STATEMENTS

 Financial Statements


                          INDEX TO FINANCIAL STATEMENTS



                                      Page

Reports of Independent Registered Public Accounting Firms       21

Balance Sheet
    December 31, 2005                                           23

Statements of Operations
    Years Ended December 31, 2005 and 2004                      24

Statements of Changes in Stockholders' Deficiency
    Years Ended December 31, 2005 and 2004                      25

Statements of Cash Flows
    Years Ended December 31, 2005 and 2004                      26

Notes to Financial Statements                                27-36

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders Image Technology Laboratories, Inc.

We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2005, and its results of operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Notes 1 and 2 to the financial statements, among other things, the Company's operations have generated recurring losses and negative cash flows from operating activities, and it had working capital and stockholders' deficiencies at December 31, 2005. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1. The accompanying financial statements as of and for the year ended December 31, 2005 do not include any adjustments that might result from the outcome of this uncertainty.



                                                        /s/ Berenson LLP
                                                        ----------------

RosRNew York, New York
March 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Image Technology Laboratories, Inc.


We have audited the statements of operations, changes in stockholders' deficiency and cash flows of Image Technology Laboratories, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Image Technology Laboratories, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, among other things, the Company's operations have generated recurring losses and negative cash flows from operating activities, and it had working capital and stockholders' deficiencies at December 31, 2004. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1. The accompanying financial statements for the year ended December 31, 2004 do not include any adjustments that might result from the outcome of this uncertainty.




                                                            /s/ J.H. Cohn LLP
                                                            -----------------

Roseland, New Jersey
April 28, 2005



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:

       Cash                                                          $    40,698
       Accounts receivable                                               112,201
       Prepaid expenses and other current assets                           7,460
                                                                     -----------

               TOTAL CURRENT ASSETS                                      160,359
Equipment and improvements, net                                          171,257
Rent - Deposit                                                             1,496
                                                                     -----------

 TOTAL ASSETS                                                        $   333,112
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
       Loan payable to stockholder                                   $    50,000
       Loan: Bank line of credit                                          59,350

       Current portion of long-term debt                                  93,453
       Current portion of notes payable to stockholders                    3,400
       Accrued Phelps arbitration award                                  130,060

       Accounts payable and accrued expenses                             210,529
                                                                     -----------
       Accrued compensation payable to stockholders                       53,411
                                                                     -----------


              TOTAL CURRENT LIABILITIES                                  600,203

Long-term debt, less current portion                                      21,160
Notes payable to stockholders, less current portion                      141,000
Accrued compensation payable to stockholders, less current portion        27,072
                                                                     -----------


               TOTAL LIABILITIES                                         789,435
                                                                     -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
       Preferred stock, par value $.01 per share; 5,000,000 shares

           authorized; 1,500,000 shares issued and outstanding            15,000
       Common stock, par value $.01 per share; 50,000,000 shares

           authorized; 15,238,778 shares issued and outstanding          152,388

       Additional paid-in capital                                      3,157,547

       Accumulated deficit                                            (3,781,258)
                                                                     -----------

              TOTAL STOCKHOLDERS' DEFICIENCY                            (456,323)
                                                                     -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIENCY                                             $   333,112
                                                                     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                 2005            2004
                                                            ------------    ------------

REVENUE:
        Service                                             $    699,556    $    789,245
        Software license fees                                    105,000
                                                            ------------    ------------

            TOTAL REVENUE                                        699,556         894,245

COST OF REVENUE                                                  130,300         102,629
                                                            ------------    ------------

            GROSS PROFIT                                         569,256         791,616
                                                            ------------    ------------

EXPENSES:
        Research and development                                 403,560         344,622
        Sales and marketing                                      145,460         324,650
        General and administrative  (includes interest           434,782         687,768
        expense of $38,859 for 2005 and $18,760 for 2004)
                                                            ------------    ------------

            TOTAL COST AND EXPENSES                              983,802       1,357,040
                                                            ------------    ------------

NET LOSS                                                    $   (414,546)   $   (565,424)
                                                            ============    ============


NET LOSS PER COMMON SHARE:
        Basic and diluted                                   $      (0.03)   $      (0.04)
                                                            ============    ============

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
        Basic and diluted                                     16,336,038      15,338,642
                                                            ============    ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     PREFERRED STOCK                COMMON STOCK
                               --------------------------    -------------------------     ADDI-                          TOTAL
                                  NUMBER                        NUMBER                    TIONAL         ACCUMU-         STOCK-
                                    OF                            OF                      PAID-IN         LATED          HOLDERS'
                                  SHARES         AMOUNT         SHARES        AMOUNT      CAPITAL        DEFICIT       DEFICIENCY
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance,
  January 1, 2004                1,500,000    $    15,000     13,751,278   $   137,513   $ 2,638,305   ($2,801,288)   ($   10,470)
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Issuance of common stock
     In Private Placement                                        100,000         1,000        49,000                       50,000
Issuance of common stock
    and options for services                                      12,500           125        19,300                       19,425

Accrued compensation
contributed to capital                                                                       159,692                      159,692

Net loss                                                                                                  (565,424)      (565,424)
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance,
  December 31, 2004              1,500,000         15,000     13,863,778       138,638     2,866,297    (3,366,712)      (346,777)

Issuance of common stock
     in private placement                                        775,000         7,750       147,250                      155,000
     In exercise of options                                      600,000         6,000       144,000                      150,000


Net loss                                                                                                  (414,546)      (414,546)
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance,
  December 31, 2005              1,500,000    $    15,000     15,238,778   $   152,388   $ 3,157,547   $(3,781,258)   $  (456,323)
                               ===========    ===========    ===========   ===========   ===========   ===========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.




                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           2005         2004
                                                                        ---------    ---------
OPERATING ACTIVITIES:
     Net loss                                                           $(414,546)   $(565,424)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization of equipment
              and improvements                                             56,274       47,097
           Common stock and options issued for services                                 19,425
           Changes in operating assets and liabilities:

              Accounts receivable                                         (51,153)       5,332
              Prepaid expenses and other current assets                     8,111      (15,512)
              Accounts payable and accrued expenses                       116,894       98,266
              Deferred revenue                                                         (93,333)
              Accrued compensation payable to stockholders                 53,411       44,764
                                                                        ---------    ---------

                 NET CASH USED IN OPERATING ACTIVITIES                   (231,009)    (459,385)
                                                                        ---------    ---------

INVESTING ACTIVITIES - PURCHASE OF EQUIPMENT AND IMPROVEMENTS             (31,298)     (85,878)
                                                                        ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from notes payable and long-term debt                       262,451
     Repayment of notes payable and long-term debt                        (92,207)     (63,233)
     Proceeds from loans from stockholders                                276,000      105,000
     Repayments of loans from stockholders                               (190,000)
     Proceeds from private placement of common
        stock and exercise of stock options                               305,000       50,000
                                                                        ---------    ---------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES                298,793      354,218
                                                                        ---------    ---------

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      36,486     (191,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                4,212      195,257
                                                                        ---------    ---------

CASH, END OF YEAR                                                       $  40,698    $   4,212
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                      $  25,498    $  18,760
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Contribution of accrued compensation
       payable to stockholders to Capital                               $       0    $ 159,692
                                                                        =========    =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

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

The Company has incurred recurring loss and negative cash flows from operating activities since its inception. The Company had cash of $40,698, a working capital deficiency of $439,844 and a stockholders' deficiency of $456,323 as of December 31, 2005. Management expects a reduction in the level of such losses now that sales of the products have commenced. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that should the need arise, such contributions or deferrals might be available to us in the future. Additionally, we have signed an agreement with an Investment Banking firm to raise equity financing to help support our anticipated growth. There can be no assurance that such efforts will be successful.

Management believes that as a result of the proceeds from its financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution, the Company should be able to continue to meet its obligations as they become due through at least December 31, 2006. Management also believes that if needed, the Company should be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company's operations will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

CASH EQUIVALENTS:
Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. At December 31, 2005, the Company has no cash equivalents.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004



REVENUE RECOGNITION:
Revenue from the provision of radiology and imaging services are recognized over the estimated period during which the applicable services are performed provided that the fees are fixed and determinable and collection is reasonably assured. There were no radiology and imaging services in 2005. There were radiology and imaging services in 2004.

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

Any unearned revenue would be included in deferred revenue in the balance sheet. At December 31, 2005, the Company had no unearned revenue.

The Company derived substantially all of its revenues in both 2005 and 2004 from a limited number of customers, and all of its accounts receivable are also from these same few customers. The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2005.

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

ACCOUNTS RECEIVABLE:
Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management's review, there is no need for an allowance for doubtful accounts as of December 31, 2005.

RESEARCH AND DEVELOPMENT COSTS:
For financial reporting purposes, research and development costs are charged to expense as incurred.

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

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004


NET EARNINGS (LOSS) PER COMMON SHARE:
The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the years ended December 31, 2005 and 2004 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

Since the Company had net losses in 2005 and 2004, the assumed effects of the exercise of 3,900,000 and 2,150,000 options outstanding at December 31, 2005 and 2004, respectively, were not considered in the computation of loss per share as they would have been anti-dilutive.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004


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

The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant and the amortization of such cost over the vesting period as prescribed by SFAS 123 and the related historical amounts reported in the accompanying 2005 statement of operations are set forth below:


                                                            2005           2004
                                                       ---------      ---------

Net loss - as reported                                 $(414,546)     $(565,424)
Deduct total based employee based
   compensation expense determined under
   a fair value based method for all awards,
   net of related taxes                                 (148,911)       (30,000)

Net loss - pro forma                                   $(563,367)     $(595,424)
Loss Per Share:
Basic loss per share - as reported                     $    (.03)     $    (.04)

Basic loss per share - pro forma                       $    (.04)     $    (.04)




The fair value of each option granted was estimated as of the date of grant using the Black-Scholes Option-Pricing-Model with the following weighted average assumptions:
                                                      2005        2004
                                                      ----        ----
        Expected volatility                          110.0%       99.9%
        Risk-free interest rate                       4.22%        3.5%
        Expected years of option term                   10          10
        Expected dividends                              0%          0%


As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


NEW ACCOUNTING PRONOUNCEMENTS:

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS 154 requires retrospective application to prior period's financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2006. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS:
Equipment and improvements consist of the following at December 31, 2005:


         Equipment                                          $301,878
         Furniture                                             8,111
         Leasehold improvements                                3,505
                                                          ----------
             Total                                           313,494
         Less accumulated depreciation and amortization      142,237
                                                          ----------

            Total                                           $171,257
                                                          ==========

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004


Depreciation and amortization expense amounted to $56,274 and $47,097 in 2005 and 2004, respectively.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:
During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President and Chief Executive Officer until his death in December 2004, loaned the Company a total of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of David Ryon a 24 month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005.

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. As of December 31, 2005, the entire principal amount of $141,000 was outstanding. Principal payments of $52,500 are required in both 2007 and 2008.

Notes payable to stockholders with a principal balance of $3,400 at December 31, 2005 are non-interest bearing and are due on demand.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000.

NOTE 5 - LONG-TERM DEBT:
In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of December 31, 2005, the outstanding balances on these loans totaled $114,613. Principal payments of $93,453 and $21,160 are required in 2006 and 2007, respectively.
The loans are secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans are secured by a personal guarantee of the Estate of Dr. Ryon.

NOTE 6 - ACCRUED COMPENSATION PAYABLE TO STOCKHOLDERS:
Effective April 9, 2004, the two principal stockholders of the Company contributed to capital the balance of the amounts of compensation owing to them at March 31, 2004, an aggregate of $159,692. Such aggregate amount has been included in additional paid-in capital in the Company's balance sheet at December 31, 2004. As of December 31, 2004, accrued compensation payable to the Company's principal stockholder was $27,072. As of December 31, 2005, accrued compensation payable to stockholders was $80,483, of which $53,411 is a current liability.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

NOTE 7 - STOCKHOLDERS' DEFICIENCY:
PREFERRED STOCK:
As of December 31, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

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

NOTE 8 - INCOME TAXES:
As of December 31, 2005, the Company had net operating loss carryforward of approximately $3,700,000 available to reduce future Federal and state taxable income that will expire at various dates through 2024. The Company's only other material temporary difference as of that date was approximately $52,000 attributable to accrued officers' compensation. Due to the uncertainties related to, among other things, the possible future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $1,480,000 (of which $1,459,000 was attributable to the net operating loss carryforwards and $21,000 was attributable to the future deductibility of the officers' compensation) by an equivalent valuation allowance as of December 31, 2005.

The Company had also offset the potential benefits of its deferred tax assets of approximately $1,347,000 (of which $1,336,000 was attributable to the net operating loss carryforwards and $11,000 was attributable to the future deductibility of the officers' compensation) and by equivalent valuation allowances as of December 31, 2004. As a result of the increases in the valuation allowance of $133,000 and $227,000 in 2005 and 2004, respectively, there are no benefits for income taxes reflected in the accompanying statements of operations to offset pre-tax losses.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company's financial instruments at December 31, 2005 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to stockholders and accrued compensation payable to stockholders. In the opinion of management, cash, accounts receivable, accounts payable and accrued expenses, and notes payable were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.

NOTE 10 - STOCK OPTION PLAN:
In January 1998, the Company's stockholders ratified Image Technology Laboratories' Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of Image Technology Laboratories' common stock may be granted to key personnel in the form of incentive stock options and non-statutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include our employees, consultants and non-employee directors. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of our common shares on the date of grant. The exercise price of an incentive stock option granted to an optionee who holds more than ten percent of the combined voting power of all classes of stock of Image Technology Laboratories must be at least 110% of the fair market value on the date of grant. The maximum term of any stock option granted may not exceed ten years from the date of grant and generally vest over three years.

On January 1, 2000, we granted options under the plan to David Ryon, Carlton T. Phelps and Lewis M. Edwards, our three founders, for the purchase of a total of 3,000,000 shares of its common stock at $.33 per share, approximately 110% of the fair market value on the date of grant, which are exercisable through December 31, 2009. The options for Phelps were cancelled in January 2003 upon his departure from the Company in accordance with the option agreement. Pursuant to the Plan, the late Dr. Ryon's options were exercisable, by his designated beneficiaries, executor or administrator, for up to six months following his death, i.e. June 8, 2005. The Board of Directors, pursuant to authority granted to the Board under the Stock Option Plan, reduced the exercise price to $0.25 per share and the estate of Dr. Ryon elected to exercise 600,000 of his options on June 13, 2005. The remaining 400,000 of Dr. Ryon's options expired and were cancelled by the Board.

In April 2004, the Company granted options under the plan to Richard L. Feinstein, a financial consultant who was ITL's Chief Financial Officer, for the purchase of a total of 12,500 shares of its common stock at $.85 per share, the fair market value on the date of grant, which were exercisable through April 21, 2014. The options were cancelled in January 2005 upon his resignation from the Company in accordance with the option agreement.

In May 2004, the Company granted options under the plan to Barry C. Muradian, then its Chief Operating Officer, for the purchase of a total of 100,000 shares of its common stock at $.75 per share, the fair market value on the date of grant, which were exercisable through May 5, 2014. Mr. Muradian resigned from the Company on January 20, 2006. It is anticipated that Mr. Muradian's options will be cancelled on or about April 20, 2006.

On January 24, 2005, the Company granted options under the plan to several key employees, for the purchase of 550,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through January 24, 2015.

On April 1, 2005, the Company granted options under the plan to Mr. Muradian, its Chief Executive Officer, for the purchase of 700,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through April 1, 2015. Mr. Muradian resigned from the Company on January 20, 2006. It is anticipated that Mr. Muradian's options will be cancelled on or about April 20, 2006.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004


On April 14, 2005, the Company granted options under the plan to Mr. Edwards, its Chairman and Chief Technology Officer, for the purchase of 800,000 shares of its common stock at $.22 per share, 110% of its the fair market value on the date of grant, which are exercisable through April 14, 2015.

On May 18, 2005, the Company granted options under the plan to several key employees, for the purchase of 750,000 shares of its common stock at $0.26 per share, its fair market value on the date of grant, which are exercisable through May 18, 2015.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The Estate of Dr. Ryon exercised 600,000 options in June 2005. No other options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2005 or December 31, 2004. Mr. Muradian resigned from the Company on January 20, 2006 and it is expected that his 800,000 options will be cancelled on or about April 20, 2006. The value of unexercised options held by any such persons as of December 31, 2006 was as follows:


         Total number of shares underlying unexercised options        3,900,000
         Exercisable options                                          1,575,000
         Un-exercisable Options
                                                                       2,125,000
         Value of in-the-money options                            $       -0-



The following table summarizes information about stock options outstanding at December 31, 2005

                       Options Outstanding               Options Exercisable
           ----------------------------------------   --------------------------
                           Weighted
              Number       Average        Weighted     Number        Weighted
Exercise   Outstanding    Remaining        Average  Outstanding       Average
  Price         at       Contractual      Exercise       at          Exercise
  Range    Dec 31, 2005  Life (Years)       Price    Dec 31, 2005      Price
  -----    ------------  ------------       -----    ------------      -----
$  0.33     1,000,000         4.1         $   0.33    1,000,000     $    0.33
$  0.75       100,000         8.6         $   0.75       25,000     $    0.75
$  0.20       550,000         9.6         $   0.20      550,000     $    0.20
$  0.20       700,000         9.8         $   0.20       --         $    0.20
$  0.22       800,000         9.8         $   0.22       --         $    0.22
$  0.26       750,000         9.9         $   0.26       --         $    0.26
            ---------     -------           -----     ---------     ---------
            3,900,000         8.4         $   0.26    1,575,000     $    0.29
            =========     =======           =====     =========     =========


Upon the resignation of the financial consultant in January 2005, his options for 50,000 shares at $.85 per share were cancelled. It is anticipated that Mr. Muradian's total of 800,000 options will be cancelled on or about April 20, 2006.

NOTE 11 - WORKING CAPITAL LOAN AGREEMENT:
During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder. At December 31, 2005, there was $59,350 outstanding under this agreement.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

NOTE 12 - LEGAL PROCEEDINGS
The Company was party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps' claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company's claim for return of Dr. Phelps's stock was denied. On September 15th 2004, the Arbitrator awarded attorneys' fees and arbitration expenses totaling $120,810 and $9,250, respectively to Dr. Phelps. A total of $130,060 has been added to the expenses in the Company's 2004 Statement of Operations and the liabilities have been increased by the same amount in the Company's Balance Sheet as of December 31, 2004. The award is reflected as a current liability as of December 31, 2005.

With respect to the Company's arbitration with Dr. Carlton Phelps, Dr. Phelps commenced a proceeding in New York State Supreme Court, Albany County, to confirm the arbitrator's award. The Company has opposed confirmation and, in the alternative, is seeking a modification of the award.

NOTE 13 - COMMITMENTS
The Company is obligated for office space under an operating lease agreement expiring in September 2007. The minimum annual lease payments are approximately:

Year ending December 31, 2006              $10,200
Year ending December 31, 2007              $ 7,875

Annual rent expense for the years ended December 31, 2005 and 2004 was approximately $11,900 and $11,400, respectively.


NOTE 14 - SUBSEQUENT EVENTS:
Barry C. Muradian, President, Chief Executive Officer and Principal Accounting Officer resigned from Image Technology Laboratories on January 20, 2006.

In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
               NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 23, 2005, the Company's Board of Directors elected to discontinue its engagement of J.H. Cohn as the Company's independent registered accounting firm and auditors.

On March 3, 2006, the Company's Board of Directors elected to engage Berenson LLP to act as the Company's new independent registered accounting firm and auditors.


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

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B, OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

SECTION 16(A) REPORTING
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers and directors have been complied with.

CODE OF ETHICS
We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 13. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Investor Relations, Image Technology Laboratories, Inc., 602 Enterprise Drive, Kingston, New York 12401.

Image Technology Laboratories has not paid any compensation to its directors or executive officers from its inception through December 31, 1999. Upon their appointment to the Board in April 2002, the Company agreed to issue 10,000 shares of the Company's common stock to each of Messrs. Norell, Carpenter and Naccarato in consideration for their serving as directors.

All directors of Image Technology Laboratories hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Image Technology Laboratories' Bylaws provide for not less than one director nor more than fifteen. Currently, there are four directors of Image Technology Laboratories. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Image Technology Laboratories, Inc.


LEWIS M. EDWARDS, 51, is a founder and principal stockholder of Image Technology Laboratories, Inc. and a co-developer of WarpSpeed. He was appointed to the Board of Directors and elected by the Board to serve as the Company's Vice President of Research and Development and Chief Technology Officer in December 1997. Mr. Edwards was promoted to Executive Vice-President of Research and Development and Chairman of the Board of Directors in December 2004. Mr. Edwards has served as a Senior Technical Staff Member at IBM since 1993, having joined IBM as a junior engineer in 1976. He was an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies. He has provided computer and network consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a Bachelor of Science in Electrical Engineering magna cum laude from Princeton University and an Master of Science in Computer Engineering from Syracuse University.

RICHARD V. NORELL, 60, was appointed to our Board of Directors in April 2002. Since 1995 he has served as a consultant in securities law compliance matters, after being employed 26 years with the U.S. Securities and Exchange Commission, Washington, D.C. in the Division of Enforcement, from 1972 to 1995. Mr. Norell acted as the Division's Chief of Market Surveillance overseeing the Division's investigators and financial analysts. In addition to implementing programs for detecting securities fraud and improper conduct, Mr. Norell advised the Director of the Division concerning policy issues and emerging problems in the securities industry. Mr. Norell graduated American University, Washington, D.C. with an MBA in Investment Analysis, University of Rochester, Rochester, N.Y. Bachelor of Arts, in Economics. Mr. Norell currently resides in Great Falls, VA.

ROBERT G. CARPENTER, 68, was appointed to our Board of Directors in April 2002. Mr. Carpenter brings extensive business experience from a career spanning over 30 years in a succession of executive management positions overseeing technology, engineering, marketing and business development at Bell Research Labs in NJ, IBM Yorktown Heights Research Center, and IBM Development Labs in Kingston and Poughkeepsie, NY. Retired from IBM in 1991, Mr. Carpenter currently serves as Chief Engineering Liaison on a $6.7 million water facilities project in the County of Ulster, NY. Mr. Carpenter resides in Saugerties, NY.

JOHN J. NACCARATO, 73, was appointed to our Board of Directors in April 2002. He served for 26 years as District Representative to the late United States Congressman Hamilton Fish, Jr., with oversight responsibility for three District offices, under the direct supervision of Congressman Fish. From 1988 to the present, Mr. Naccarato has held the office of Ulster County Legislator, serving on Mental Health and Ways and Means committees, and chairing the Criminal Justice / Public Safety Committee. A former President of the Central Businessmen's Association, Mr. Naccarato serves on the Ulster County Community Action Board, United Way Board, City of Kingston Board of Assessment, and the board of the Catskill Regional OTB Corporation. Mr. Naccarato currently resides in Kingston, NY.


                        NON-DIRECTOR EXECUTIVE OFFICERS

BARRY MURADIAN, 50, was President, Chief Executive Officer and Principal Accounting Officer of Image Technology Laboratories, Inc. since December 2004 until his resignation in January 2006. Mr. Muradian was formerly Vice President and Chief Operating Officer of Image Technology Laboratories since May 2004. Mr. Muradian came to ITL from IDX Systems, where he developed and led the Imaging Specialist team as IDX launched their RIS/PACS offering. Prior to IDX, Mr. Muradian was responsible for PACS, image management and networking systems in the northeast for General Electric Medical Systems IT (RIS/PACS). Mr. Muradian has successfully contributed to, or led teams that have contributed over $50 million in RIS/PACS sales. He is a graduate of the Johns Hopkins University and attended American University Graduate School of Business.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for each of the Company's fiscal years ended December 31, 2005 and 2004 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2005 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2005:


           Annual Compensation


NAME AND PRINCIPAL                                 OTHER                                 ALL OTHER
POSITION                               YEAR       SALARY       BONUS     (S) ANNUAL   COMPENSATION(S)
--------                               ----       ------       -----     ----------   ---------------

Lewis M. Edwards                       2005      $150,000       $ 0                          (1)
Chairman, Executive Vice-President,    2004      $150,000       $ 0
Chief Technical Officer
Barry C. Muradian (2)                  2005      $150,000       $ 0                          (1)
President and Chief                    2004      $ 79,252       $ 0
   Executive Officer


David Ryon  (3)                        2005
Chairman, President and Chief          2004      $128,750       $ 0
Executive Officer



     (1)  See "Option Grants in Last Fiscal Year" below
     (2) Mr. Muradian joined the Company in May 2004 as Chief Operating Officer and was appointed President and Chief Executive Officer in December 2004 and Principal Accounting Officer in January 2005. Mr. Muradian resigned from the Company in January 2006
     (3) Ryon passed away on December 8, 2004 and was compensated through that date.



EMPLOYMENT AGREEMENTS

Barry C. Muradian, pursuant to an employment agreement dated May 5 2004 for a period of four years, was engaged as President, Chief Executive Officer and Principal Accounting Officer of Image Technology Laboratories through December 31, 2005. Mr Muradian resigned from the Company in January 2006. He had been provided with the following:

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

Lewis M. Edwards, pursuant to an employment agreement renewal for one year effective January 1 2005, is engaged as Executive Vice President and Chief Technical Officer through December 31, 2005. Mr. Edwards has not renewed his employment agreement for 2006. He has been provided with the following:


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

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2005. We have never granted any stock appreciation rights.


                          NUMBER OF     PERCENT OF
                         SECURITIES    TOTAL OPTIONS
                         UNDERLYING     GRANTED TO      EXERCISE
EXPIRATION                OPTIONS      EMPLOYEES IN    PRICE PER
NAME                      GRANTED        2005(2)       SHARE(S)(1)     DATE
--------------------------------------------------------------------------------

Lewis M. Edwards          800,000          29%           $0.22     April 1, 2015
Barry C. Muradian (3)     700,000          25%           $0.20     April 1, 2015

     (1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our Stock Option Plan.

     (2) In the year ended December 31, 2005, we granted options to employees to purchase an aggregate of 2,800,000 shares of common stock.

     (3) Mr. Muradian resigned from the Company on January 20, 2006. It is anticipated that a total of 775,000 options will be cancelled on or about April 20, 2006 in accordance with provisions of our Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2006, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.


------------------------------------------------------------------------------------------
                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL      PERCENT OF
                                                              OWNERSHIP       OUTSTANDING
NAME AND ADDRESS OF                                             AS OF         SHARES IN
BENEFICIAL OWNER                       TITLE OF CLASS     APRIL 10, 2006(1)   CLASS (2)
------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS
------------------------------------------------------------------------------------------
Lewis M. Edwards
TechCity
602 Enterprise Drive
Kingston, New York 12401                Common Stock         3,879,583          25.46%
------------------------------------------------------------------------------------------
                                        Preferred Stock        500,000          33.33%
------------------------------------------------------------------------------------------
Richard V. Norell
TechCity
602 Enterprise Drive
Kingston, New York 12401                Common Stock           340,500           2.23%
------------------------------------------------------------------------------------------
Robert G. Carpenter
TechCity
602 Enterprise Drive
Kingston, New York 12401                Common Stock           395,000           2.59%
------------------------------------------------------------------------------------------
John J. Naccarato
TechCity
602 Enterprise Drive
Kingston, New York 12401                Common Stock            70,000             *
------------------------------------------------------------------------------------------
Barry Muradian
TechCity
602 Enterprise Drive
Kingston, New York 12401                Common Stock              --                *
------------------------------------------------------------------------------------------

ALL OFFICERS AND DIRECTORS AS A GROUP
------------------------------------------------------------------------------------------
                                        Common Stock         4,685,083          30.74%
------------------------------------------------------------------------------------------
                                        Preferred Stock        500,000          33.33%
------------------------------------------------------------------------------------------
GREATER THAN 5% SHAREHOLDERS
Valerie McDowell (3)
1122 Barnegat Lane
Mantoloking, New Jersey 08738           Common Stock         3,864,584          25.36%
------------------------------------------------------------------------------------------
                                        Preferred Stock        500,000          33.33%
------------------------------------------------------------------------------------------
Carlton T. Phelps, M.D
29 Old Niskayuna Road
Loudonville, NY 12211                   Common Stock         2,309,583          15.16%
------------------------------------------------------------------------------------------
                                        Preferred Stock        500,000          33.33%
------------------------------------------------------------------------------------------





     (1) Includes for Mr. Edwards, options to purchase 1,100,000 shares of common stock exercisable within 60 days, and warrants for Mr. Carpenter to purchase 135,000 shares of common stock.

     (2) Based upon 15,238,778 shares of common stock and 1,500,000 shares of preferred stock outstanding.

     (3) Valerie McDowell is the wife of Dr. Ryon. Dr. Ryon passed away on December 8, 2004

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.



ITEM 12, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2004, we issued 100,000 shares of our common stock to Mr. Robert G. Carpenter, a member of our Board of Directors, for a purchase price of $0.50 per share, or a total of $50,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In February 2005, we issued 100,000 shares of our common stock to Mr. Robert G. Carpenter, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In February 2005, we issued 100,000 shares of our common stock to Mr. Lewis M. Edwards, the Chairman of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In February 2005, we issued 25,000 shares of our common stock to Mr. John Naccarato, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $5,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In February 2005, we issued 100,000 shares of our common stock to Mr. Richard Norrell, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In February 2005, we issued 100,000 shares of our common stock to Mr. Gregory D. Laib, a key employee, for a purchase price of $0.20 per share, or a total of $20,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In February 2005, we issued 100,000 shares of our common stock to Mr. Jonathon Kaufman, a key employee, for a purchase price of $0.20 per share, or a total of $20,000, in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

In April 2005, the Company concluded a private placement of its common stock with Mr. Lewis M. Edwards, the Chairman of its Board of Directors. Pursuant to such transaction, the Company sold an aggregate of 250,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the company of $50,000.

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



In June 2005, the Company received a total of $180,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 180,000 shares of Common Stock of the Company. $85,000 of these funds came from a member of the Company's Board of Directors, $85,000 from a related party to another member of the Company's Board of Directors and $10,000 from Alfus Financial Services. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. This $180,000 Bridge Loan was repaid in it's entirety, including interest, in September 2005.



In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000.



In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note.

ITEM 13. EXHIBITS

Refer to the list of Exhibits, which are being filed as a part of this report.

A. EXHIBITS



EXHIBIT NO.       DESCRIPTION
-----------       ---------------------------------------------------
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

  10.1*   Image Technology Laboratories, Inc. 1998 Stock Option Plan
  10.2* Stockholders Agreement dated January 16, 1998 among certain investors and Image Technology Laboratories, Inc.
  10.3* Form of Registration Rights Agreement dated February 2000 among certain stockholders of Image Technology Laboratories, Inc. and Image Technology Laboratories, Inc.
  10.4* Assignment of Intellectual Property Agreement dated as of December 18, 1997 between Image Technology Laboratories, Inc. and David Ryon, M. D., Carlton T. Phelps, M. D. and Lewis M. Edwards.
  10.5* Form of Facility Usage and Equipment Lease Agreement by and between Mid Rockland Imaging and Image Technology Laboratories, Inc. dated January 12, 1998
  10.6* Form of Employment Agreement dated December 21, 1999 between Image Technology Laboratories, Inc. and David Ryon, M. D.
  10.7* Form of Employment Agreement dated December 21, 1999 between Image Technology Laboratories, Inc. and Carlton T. Phelps, M. D.
  10.8* Form of Employment Agreement dated December 21, 1999 between Image Technology Laboratories, Inc. and Lewis M. Edwards
  10.9    Form of Employment Agreement dated May 5, 2004 between
          Image Technology Laboratories, Inc. and Barry C. Muradian
  14      Code of Ethics
  31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
  32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002





     * Filed with amendment no. 1 to registration statement (No.333-336787) on June 6, 2000.
     ** Filed with amendment no. 2 to registration statement (No. 333-336787) on July 27, 2000.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

AUDIT FEES

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of approximately of $34,500 for the audit of our annual financial statements and 10-KSB.

For the fiscal year ended 2004, our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of approximately of $27,870 for the audit of our annual financial statements and 10-KSB, and charged aggregate fees of approximately $20,185 for the review of the financial statements included in our quarterly 10-QSB reports.

AUDIT RELATED FEES

For the fiscal year ended 2005 our former Independent Registered Public Accounting Firm, J. H. Cohn LLP charged aggregate fees of approximately $1,557 for work related to the audit of our annual financial.

For the fiscal year ended 2004 our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of approximately $1,331 for work related to the audit of our annual financial.

TAX FEES:

For the fiscal year ended 2005, our Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged aggregate fees of approximately $0 for tax services.

For the fiscal year ended 2004, our former Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged aggregate fees of approximately $3,610 for tax services.

ALL OTHER FEES:

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged approximately $1,016 for an 8-K Exhibit 16 Letter.

For the fiscal year ended 2004, our former Independent Registered Public Accounting Firm, J.H. Cohn LLP, did not charge us for any other services.

                              S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                                By: /s/ Lewis M. Edwards
                                                ------------------------
                                                Lewis M. Edwards,
                                                Chief Technology Officer and
                                                Principal Accounting Officer

      Date: April 15, 2006



Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                Title                         Date
-------------------------    ------------------------------     ----------------
/s/ Lewis M. Edwards         Chairman, Board of Directors       April 15, 2006
-------------------------
Lewis M. Edwards

/s/ Robert Carpenter         Director                           April 15, 2006
-------------------------
Robert Carpenter

/s/ John Naccarato           Director                           April 15, 2006
-------------------------
John Naccarato

/s/ Richard Norrell          Director                           April 15, 2006
-------------------------
Richard Norrell