Form 10KSB/A
period 2005-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2006-04-20
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                       -----------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       22-3531373
-------------------------------                       -------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     602 ENTERPRISE DRIVE, KINGSTON, NEW YORK          12401
     ----------------------------------------        ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (845) 338-3366

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                  ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for the most recent fiscal year were $699,556.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.14 last sales price reported by OTC.BB on April 10, 2006 was $786,034.

As of April 10, 2006, the Registrant had issued, and outstanding, 15,238,778 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

                                EXPLANATORY NOTE

Image Technology Laboratories, Inc. is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006 due to the following:

     o Correction of a calculation error on Financial Statements Note 2, Stock options, Net loss - pro forma (2005) and Basic loss per share - pro forma (2005)

     o    Correction of a typographical error on Financial Statements Note 4

     o Correction of a typographical error on the Statements of Operations, Revenue, Software license fees (2005, 2004)

     o Correction of a typographical error on the Statement of Cash Flows, Financing Activities, Proceeds from notes payable and long-term debt (2005, 2004)

     o Correction of typographical errors on Item 14, Principal accountants' fees and services

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Image Technology's Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IMTL.OB". These securities commenced trading on December 15, 2000. The following table lists the closing high and low prices of the Company stock during 2004-2006:

            -------------------------------------------------------------
                   2004                  2005                  2006
            -----------------     -----------------     -----------------
             High        Low       High        Low       High        Low
            ------     ------     ------     ------     ------     ------

1st Qtr     $ 1.00     $ 0.40     $ 0.45     $ 0.20     $ 0.35     $ 0.12

2nd Qtr       0.97       0.40       0.16       0.16

3rd Qtr       0.70       0.39       0.25       0.25

4th Qtr       0.45       0.25       0.29       0.25

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

New York, New York
March 24, 2006

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


                                                          /s/ J.H. Cohn LLP

Roseland, New Jersey
April 28, 2005

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
    Cash                                                                      $    40,698
    Accounts receivable                                                           112,201
    Prepaid expenses and other current assets                                       7,460
                                                                              -----------
        TOTAL CURRENT ASSETS                                                      160,359

Equipment and improvements, net                                                   171,257

Rent - Deposit                                                                      1,496
                                                                              -----------
        TOTAL ASSETS                                                          $   333,112
                                                                              ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Loan payable to stockholder                                               $    50,000
    Loan: Bank line of credit                                                      59,350
    Current portion of long-term debt                                              93,453
    Current portion of notes payable to stockholders                                3,400
    Accrued Phelps arbitration award                                              130,060
    Accounts payable and accrued expenses                                         210,529
    Accrued compensation payable to stockholders                                   53,411
                                                                              -----------
        TOTAL CURRENT LIABILITIES                                                 600,203

Long-term debt, less current portion                                               21,160
Notes payable to stockholders, less current portion                               141,000
Accrued compensation payable to stockholders, less current portion                 27,072
                                                                              -----------
        TOTAL LIABILITIES                                                         789,435
                                                                              -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
    Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
        1,500,000 shares issued and outstanding                                    15,000
    Common stock, par value $.01 per share; 50,000,000 shares authorized;
        15,238,778 shares issued and outstanding                                  152,388
    Additional paid-in capital                                                  3,157,547
    Accumulated deficit                                                        (3,781,258)
                                                                              -----------
        TOTAL STOCKHOLDERS' DEFICIENCY                                           (456,323)
                                                                              -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $   333,112
                                                                              ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                            2005            2004
                                                            ----            ----
REVENUE:
    Service                                             $    699,556    $    789,245
    Software license fees                                                    105,000
                                                        ------------    ------------
        TOTAL REVENUE                                        699,556         894,245

COST OF REVENUE                                              130,300         102,629
                                                        ------------    ------------
        GROSS PROFIT                                         569,256         791,616
                                                        ------------    ------------
EXPENSES:
    Research and development                                 403,560         344,622
    Sales and marketing                                      145,460         324,650
    General and administrative  (includes interest           434,782         687,768
    expense of $38,859 for 2005 and $18,760 for 2004)
                                                        ------------    ------------
        TOTAL COST AND EXPENSES                              983,802       1,357,040
                                                        ------------    ------------
NET LOSS                                                $   (414,546)   $   (565,424)
                                                        ============    ============
NET LOSS PER COMMON SHARE:
    Basic and diluted                                   $      (0.03)   $      (0.04)
                                                        ============    ============
AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
    Basic and diluted                                     16,336,038      15,338,642
                                                        ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                   PREFERRED STOCK            COMMON STOCK
                               -----------------------   -----------------------
                                                                                      ADDI-                      TOTAL
                                  NUMBER                   NUMBER                    TIONAL        ACCUMU-       STOCK-
                                    OF                       OF                      PAID-IN        LATED       HOLDERS'
                                  SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL       DEFICIT     DEFICIENCY
                                  ------      ------       ------       ------       -------       -------     ----------
Balance, January 1, 2004        1,500,000   $   15,000   13,751,278   $  137,513   $2,638,305   ($2,801,288)   ($  10,470)

Issuance of common stock
    In Private Placement                                    100,000        1,000       49,000                      50,000
Issuance of common stock
    and options for services                                 12,500          125       19,300                      19,425

Accrued compensation
contributed to capital                                                                159,692                     159,692

Net loss                                                                                           (565,424)     (565,424)
                               ----------   ----------   ----------   ----------   ----------   -----------    ----------
Balance, December 31, 2004      1,500,000       15,000   13,863,778      138,638    2,866,297    (3,366,712)     (346,777)

Issuance of common stock
    in private placement                                    775,000        7,750      147,250                     155,000
    In exercise of options                                  600,000        6,000      144,000                     150,000

Net loss                                                                                           (414,546)     (414,546)
                               ----------   ----------   ----------   ----------   ----------   -----------    ----------
Balance, December 31, 2005      1,500,000   $   15,000   15,238,778   $  152,388   $3,157,547   $(3,781,258)   $ (456,323)
                               ==========   ==========   ==========   ==========   ==========   ===========    ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                            2005          2004
                                                                            ----          ----
OPERATING ACTIVITIES:
  Net loss                                                               $ (414,546)   $ (565,424)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization of equipment
        and improvements                                                     56,274        47,097
      Common stock and options issued for services                                         19,425
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (51,153)        5,332
        Prepaid expenses and other current assets                             8,111       (15,512)
        Accounts payable and accrued expenses                               116,894        98,266
        Deferred revenue                                                                  (93,333)
        Accrued compensation payable to stockholders                         53,411        44,764
                                                                         ----------    ----------
          NET CASH USED IN OPERATING ACTIVITIES                            (231,009)     (459,385)
                                                                         ----------    ----------
INVESTING ACTIVITIES - PURCHASE OF EQUIPMENT AND IMPROVEMENTS               (31,298)      (85,878)
                                                                         ----------    ----------
FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                                          262,451
  Repayment of notes payable and long-term debt                             (92,207)      (63,233)
  Proceeds from loans from stockholders                                     276,000       105,000
  Repayments of loans from stockholders                                    (190,000)
  Proceeds from private placement of common stock and exercise of
  stock options                                                             305,000        50,000
                                                                         ----------    ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                         298,793       354,218
                                                                         ----------    ----------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               36,486      (191,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  4,212       195,257
                                                                         ----------    ----------
CASH, END OF YEAR                                                        $   40,698    $    4,212
                                                                         ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                          $   25,498    $   18,760
                                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Contribution of accrued compensation payable to stockholders to
    Capital                                                              $        0    $  159,692
                                                                         ==========    ==========

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

The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant and the amortization of such cost over the vesting period as prescribed by SFAS 123 and the related historical amounts reported in the accompanying 2005 statement of operations are set forth below:

                                                                  2005          2004
                                                               ----------    ----------
Net loss - as reported                                         $ (414,546)   $ (565,424)
Deduct total based employee based compensation expense
  determined under a fair value based method for all awards,
  net of related taxes                                           (148,911)      (30,000)

Net loss - pro forma                                           $ (563,457)   $ (595,424)

Loss Per Share:

Basic loss per share - as reported                             $     (.03)   $     (.04)

Basic loss per share - pro forma                               $     (.03)   $     (.04)

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - EQUIPMENT AND IMPROVEMENTS:

Equipment and improvements consist of the following at December 31, 2005:

      Equipment                                          $301,878
      Furniture                                             8,111
      Leasehold improvements                                3,505
                                                         --------
          Total                                           313,494
      Less accumulated depreciation and amortization      142,237
                                                         --------
          Total                                          $171,257
                                                         ========

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

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. As of December 31, 2005, the entire principal amount of $141,000 was outstanding. Principal payments of $70,500 are required in both 2007 and 2008.

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

      Total number of shares underlying unexercised options        3,900,000
      Exercisable options                                          1,575,000
      Un-exercisable Options                                       2,125,000
      Value of in-the-money options                               $      -0-

The following table summarizes information about stock options outstanding at December 31, 2005

                       Options Outstanding               Options Exercisable
           ---------------------------------------     ------------------------
                            Weighted
              Number         Average      Weighted        Number       Weighted
Exercise   Outstanding      Remaining      Average     Outstanding      Average
  Price         at         Contractual    Exercise          at         Exercise
  Range    Dec 31, 2005    Life (Years)     Price      Dec 31, 2005      Price
  -----    ------------    ------------     -----      ------------      -----
 $ 0.33      1,000,000         4.1         $ 0.33        1,000,000      $ 0.33
 $ 0.75        100,000         8.6         $ 0.75           25,000      $ 0.75
 $ 0.20        550,000         9.6         $ 0.20          550,000      $ 0.20
 $ 0.20        700,000         9.8         $ 0.20               --      $ 0.20
 $ 0.22        800,000         9.8         $ 0.22               --      $ 0.22
 $ 0.26        750,000         9.9         $ 0.26               --      $ 0.26
           ------------    ------------   --------     ------------    --------
             3,900,000         8.4         $ 0.26        1,575,000      $ 0.29
           ============    ============   ========     ============    ========

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

Annual Compensation

                                                 OTHER                                  ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR    SALARY ($)   BONUS ($)   ($) ANNUAL   COMPENSATION (S)
---------------------------            ----    ----------   ---------   ----------   ----------------
Lewis M. Edwards                       2005     $150,000       $ 0                         (1)
Chairman, Executive Vice-President,    2004     $150,000       $ 0
Chief Technical Officer

Barry C. Muradian (2)                  2005     $150,000       $ 0                         (1)
President and Chief                    2004     $ 79,252       $ 0
   Executive Officer

David Ryon  (3)                        2005
Chairman, President and Chief          2004     $128,750       $ 0
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

                           NUMBER OF       PERCENT OF TOTAL
                          SECURITIES      OPTIONS GRANTED TO
                          UNDERLYING       EMPLOYEES IN 2005      EXERCISE       EXPIRATION
NAME                    OPTIONS GRANTED      (2) PRICE PER      SHARE(S) (1)        DATE
---------------------   ---------------   ------------------    ------------   -------------
Lewis M. Edwards            800,000               29%               $0.22      April 1, 2015
Barry C. Muradian (3)       700,000               25%               $0.20      April 1, 2015

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

                                                                   AMOUNT AND NATURE OF
                                                                   BENEFICIAL OWNERSHIP        PERCENT OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER        TITLE OF CLASS        AS OF APRIL 10, 2006(1)        SHARES IN CLASS (2)
---------------------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS

Lewis M. Edwards
TechCity
602 Enterprise Drive
Kingston, New York  12401                   Common Stock                  3,879,583                     25.46%
---------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock                 500,000                     33.33%
---------------------------------------------------------------------------------------------------------------------
Richard V. Norell
TechCity
602 Enterprise Drive
Kingston, New York  12401                   Common Stock                    340,500                      2.23%
---------------------------------------------------------------------------------------------------------------------
Robert G. Carpenter
TechCity
602 Enterprise Drive
Kingston, New York  12401                   Common Stock                    395,000                      2.59%
---------------------------------------------------------------------------------------------------------------------
John J. Naccarato
TechCity
602 Enterprise Drive
Kingston, New York  12401                   Common Stock                     70,000                         *
---------------------------------------------------------------------------------------------------------------------
Barry Muradian
TechCity
602 Enterprise Drive
Kingston, New York  12401                   Common Stock                         --                         *
---------------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP

                                            Common Stock                  4,685,083                     30.74%
---------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock                 500,000                     33.33%
---------------------------------------------------------------------------------------------------------------------
GREATER THAN 5% SHAREHOLDERS

Valerie McDowell (3)
1122 Barnegat Lane
Mantoloking, New Jersey 08738               Common Stock                  3,864,584                     25.36%
---------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock                 500,000                     33.33%
---------------------------------------------------------------------------------------------------------------------
Carlton T. Phelps, M.D.
29 Old Niskayuna Road
Loudonville, NY  12211                      Common Stock                  2,309,583                     15.16%
---------------------------------------------------------------------------------------------------------------------
                                            Preferred Stock                 500,000                     33.33%
---------------------------------------------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS

Refer to the list of Exhibits, which are being filed as a part of this report.

A. EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  -------------------------------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

AUDIT FEES

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of $34,500 for the audit of our annual financial statements and 10-KSB.

For the fiscal year ended 2004, our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of $27,870 for the audit of our annual financial statements and 10-KSB, and charged aggregate fees of $20,185 for the review of the financial statements included in our quarterly 10-QSB reports.

AUDIT RELATED FEES

For the fiscal year ended 2005 our former Independent Registered Public Accounting Firm, J. H. Cohn LLP charged aggregate fees of $1,557 for work related to the audit of our annual financial.

For the fiscal year ended 2004 our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of $1,331 for work related to the audit of our annual financial.

TAX FEES:

For the fiscal year ended 2005, our Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged aggregate fees of $0 for tax services.

For the fiscal year ended 2004, our former Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged aggregate fees of $3,610 for tax services.

ALL OTHER FEES:

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged $1,016 for an 8-K Exhibit 16 Letter.

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

        Signature                          Title                      Date
------------------------       ----------------------------      --------------


/s/ Lewis M. Edwards           Chairman, Board of Directors      April 15, 2006
------------------------
Lewis M. Edwards


/s/ Robert Carpenter           Director                          April 15, 2006
------------------------
Robert Carpenter


/s/ John Naccarato             Director                          April 15, 2006
------------------------
John Naccarato


/s/ Richard Norrell            Director                          April 15, 2006
------------------------
Richard Norrell