Form 10QSB
period 2006-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2006-05-19
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended MARCH 31, 2006 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 34-00031307

                       IMAGE TECHNOLOGY LABORATORIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             22-3531373
---------------------------------                           -------------------
  (State or Other Jurisdiction                                 (IRS Employer
of Incorporation or Organization)                           Identification No.)

                              602 Enterprise Drive
                            Kingston, New York 12401
                            ------------------------
                    (Address of Principal Executive Offices)

                                 (845) 338-3366
                                 --------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of May 18, 2006, there were 15,238,778 shares of the registrant's common stock outstanding.

                                      INDEX

                                                                      PAGE NO.

PART I - FINANCIAL INFORMATION                                            2
Item 1 - Financial Statements                                             2
Condensed Balance Sheets                                                  3
Condensed Statements of Operations                                        4
Condensed Statement of Changes in Stockholders' Deficiency                5
Condensed Statements of Cash Flows                                        6
Notes to Condensed Financial Statements                                   7
Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      10
Item 3 - Controls and Procedures                                         14
PART II - OTHER INFORMATION                                              15
Item 1 - Legal Proceedings                                               15
Item 2 - Changes in Securities                                           15
Item 3 - Defaults Upon Senior Securities                                 15
Item 4 - Submission of Matters to a Vote of Security Holders             15
Item 5 - Other Information                                               15
Item 6 - Exhibits and Reports on Form 8-K                                15
SIGNATURES                                                               16
EXHIBIT 31.1 - CERTIFICATION                                             17
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                              MARCH 31,     DECEMBER 31,
                                                                                2006            2005
                                                                             -----------    -----------
                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $     2,459    $    40,698
  Accounts receivable                                                            155,334        112,201
  Prepaid expenses and other current assets                                       16,795          7,460
                                                                             -----------    -----------
      TOTAL CURRENT ASSETS                                                       174,588        160,359

  Equipment and improvements, net                                                158,270        171,257
  Rent - deposit                                                                   1,496          1,496
                                                                             -----------    -----------
      TOTAL ASSETS                                                           $   334,354    $   333,112
                                                                             ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Loan payable to stockholder                                                $    50,000    $    50,000
  Loan: Bank line of credit                                                       71,414         59,350
  Current portion of long-term debt                                               91,941         93,453
  Current portion of notes payable to stockholders                                23,837          3,400
  Accrued Phelps arbitration award                                               130,060        130,060
  Accounts payable and accrued expenses                                          207,225        210,529
  Accrued compensation payable to stockholders                                    87,772         53,411
                                                                             -----------    -----------
      TOTAL CURRENT LIABILITIES                                                  662,249        600,203

Long-term debt, less current portion                                                   0         21,160
Notes payable to stockholders, less current portion                              143,063        141,000
Accrued compensation payable to stockholders, less current portion                27,072         27,072
                                                                             -----------    -----------
      TOTAL LIABILITIES                                                          832,384        789,435
                                                                             -----------    -----------
STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.01 per share; 5,000,000 shares
       authorized; 1,500,000 shares issued and outstanding                        15,000         15,000
  Common stock, par value $.01 per share; 50,000,000 shares
       authorized; 15,238,778 and 15,238,778 shares issued and outstanding       152,388        152,388
  Additional paid-in capital                                                   3,182,030      3,157,547
  Accumulated deficit                                                         (3,847,448)    (3,781,258)
                                                                             -----------    -----------
      TOTAL STOCKHOLDERS' DEFICIENCY                                            (498,030)      (456,323)
                                                                             -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   334,354    $   333,112
                                                                             ===========    ===========

The accompanying notes are an integral part of the financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ---------------
                                                            2006            2005
                                                        ------------    ------------
REVENUE:
      Systems / software: license fees and sales        $    154,480    $     98,048
      Service Income                                           7,500
                                                        ------------    ------------
                  TOTAL REVENUE                              161,980          98,048

COST OF REVENUE:                                                   0               0
                                                        ------------    ------------
                  GROSS PROFIT                               161,980          98,048
                                                        ------------    ------------
COSTS AND EXPENSES:
      Research and development                                86,531          78,869
      Sales and marketing                                      6,375          25,942
      General and administrative (includes interest
         expense of $8125 and $8713 for the
         three months ending March 31, 2006 and 2005,
         respectively)                                       110,781          99,025
      Stock based compensation                                24,483
                                                        ------------    ------------
                  TOTAL COSTS AND EXPENSES                   228,170         203,836
                                                        ------------    ------------
NET LOSS                                                $    (66,190)   $   (105,788)
                                                        ============    ============
NET LOSS PER COMMON SHARE:
      Basic and diluted                                 $      (0.00)   $      (0.01)

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
      Basic and diluted                                   16,738,778      15,608,778
                                                        ============    ============

The accompanying notes are an integral part of the financial statements.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                             PREFERRED STOCK             COMMON STOCK
                                          ---------------------     ---------------------
                                                                                             ADDI-                       TOTAL
                                            NUMBER                    NUMBER                 TIONAL        ACCUMU-       STOCK-
                                              OF                        OF                   PAID-IN        LATED       HOLDERS'
                                            SHARES      AMOUNT        SHARES      AMOUNT     CAPITAL       DEFICIT     DEFICIENCY
                                          ---------    --------     ----------   --------   ----------   -----------   ----------
Balance, January 1, 2006                  1,500,000    $ 15,000     15,238,778   $152,388   $3,157,547   $(3,781,258)   $(456,323)
  Issuance of options for compensation                                                          24,483                     24,483
Net loss                                                                                                     (66,190)     (66,190)
                                          ---------    --------     ----------   --------   ----------   -----------    ---------
Balance, March 31, 2006                   1,500,000    $ 15,000     15,238,778   $152,388   $3,182,030   $(3,847,448)   $(498,030)
                                          =========    ========     ==========   ========   ==========   ===========    =========

The accompanying notes are an integral part of the financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                      2006          2005
                                                                                   ----------    ----------
OPERATING ACTIVITIES:
       Net loss                                                                    $  (66,190)   $ (105,788)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
                   Depreciation and amortization of equipment
                       and improvements                                                14,877        12,743
                   Stock based compensation                                            24,483            --
                   Changes in operating assets and liabilities:
                       Accounts receivable                                            (43,133)          (81)
                       Prepaid expenses and other current assets                       (9,335)       (8,977)
                       Accounts payable and accrued expenses                           (3,304)       37,175
                       Accrued compensation payable to stockholders                    34,361
                                                                                   ----------    ----------
                            NET CASH USED IN OPERATING ACTIVITIES                     (48,241)      (64,928)
                                                                                   ----------    ----------
INVESTING ACTIVITIES - purchase of equipment and improvements                          (1,890)       (2,349)
                                                                                   ----------    ----------
FINANCING ACTIVITIES:
       Proceeds from bank line of credit                                               12,064
       Proceeds from private placement of common stock                                              105,000
       Proceeds from notes payable and long-term debt                                                 9,787
       Proceeds from loans from stockholders                                           22,500
       Repayments of notes payable and long-term debt                                 (22,672)      (31,945)
                                                                                   ----------    ----------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                  11,892        82,842
                                                                                   ----------    ----------
                            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (38,239)       15,565

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         40,698         4,212
                                                                                   ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    2,459    $   19,777
                                                                                   ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                                              $    2,857    $    5,245
                                                                                   ==========    ==========

The accompanying notes are an integral part of the financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005, changes in stockholders' deficiency for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 and 2005. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2005 and for the years ended December 31, 2005 and 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

      The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.

      These unaudited financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report on the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

NOTE 2 - EARNINGS (LOSS) PER SHARE:

      The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") as explained in Note 1 to the financial statements in the Form 10-KSB.

      The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the three months ended March 31, 2006 and 2005, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

      Since the Company had net losses for the three months ended March 31, 2006 and 2005, the assumed effects of the exercise of options to purchase 3,125,000 and 2,650,000 common shares outstanding at March 31, 2006 and 2005, respectively, would be anti-dilutive and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

      During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At March 31, 2006, there was $71,414 outstanding under this agreement.

NOTE 4 - LONG-TERM DEBT:

      In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of March 31, 2006, the outstanding balances on these loans aggregated $91,941. The loans are secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans are secured by a personal guarantee of the Estate of Dr. David Ryon.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS:

      During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24 month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note. As of March 31, 2006, the entire principal amount of $163,500 was outstanding. Principal payments of $81,750 are required in both 2007 and 2008.

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

NOTE 6 - COMMON STOCK:

      There was no issuance of Common Stock by the Company during the quarter ended March 31, 2006.

NOTE 7 - STOCK OPTIONS

      The Company did not grant any options under the Company's option plan during the quarter ended March 31, 2006.

      Prior to January 1, 2006 the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Accounting For Stock-Based Compensation." As a result of SFAS 123R, the Company began expensing the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. For the quarter ending March 31, 2006, the Company expensed $24,483 due to stock options. For the quarter ending March 31, 2005, the pro forma stock option expense was $102,734, which would have resulted in a pro forma net loss of $208,522 (net loss per share of $0.01).

      The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123R, with the following assumptions used during the three months ended March 31, 2005 :

                                                        March 31,
                                                          2005
                                                          ----
                  Risk-free interest rate                 4.22%
                  Expected Volatility                      110%
                  Expected Years of option term             10
                  Expected Dividends                         0%

      The following table summarizes information about stock options outstanding at March 31, 2006.

                       Options Outstanding                Options Exercisable
            ----------------------------------------    -----------------------
                             Weighted
                              Average
               Number        Remaining      Weighted       Number      Weighted
Exercise    Outstanding     Contractual     Average     Outstanding     Average
 Price        at March         Life         Exercise      at March     Exercise
 Range        31, 2006        (Years)        Price        31, 2006       Price
 -----        --------        -------        -----        --------       -----
 $0.33       1,000,000           3.8         $0.33       1,000,000       $0.33
 $0.75          25,000           8.1         $0.75          25,000       $0.75
 $0.20         550,000           8.8         $0.20         550,000       $0.20
 $0.22         800,000           9.0         $0.22         200,000       $0.22
 $0.26         750,000           9.1         $0.26                       $0.26
             ---------        ------         -----       ---------       -----
             3,125,000           7.3         $0.27       1,775,000       $0.28
             =========        ======         =====       =========       =====

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

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $2,459 and a working capital deficiency of $487,661 as of March 31, 2006.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005

REVENUE:

For the three months ended March 31, 2006, our total revenue was $161,980, an increase of $63,932 from the $98,048 in the prior year's comparable period, attributed to revenue from our sale to InMed Diagnostic Services and an increase in usage fees from St. Anthony Community Hospital.

COST OF REVENUE:

For each of the three months ended March 31, 2006 and 2005, no direct cost of revenue was incurred.

SALES AND MARKETING EXPENSES:

During the three months ended March 31, 2006, we incurred sales and marketing expenses of $6,375, as compared with sales and marketing expenses of $25,942 during the same period of 2005, a decrease of $19,567. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.

NET LOSS:

We incurred a loss of $66,190 (less than $.01 per share) for the three months ended March 31, 2006 as compared with a loss of $105,788 ($.01 per share) for the three months ended March 31, 2005, a decrease in loss of $39,598.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our total assets were $334,354, an increase of $1,242 from total assets of $333,112 on December 31, 2005.

As of March 31, 2006, we had cash and cash equivalents and a working capital deficiency of $2,459 and $487,661, respectively.

Net cash used in our operating activities for the 3 months ending March 31, 2006 of $48,241 was substantially attributable to our net loss of $66,190 offset by $34,362 in accrued compensation payable to stockholders. Of the net loss of $66,190, $24,483 was stock option compensation expense. The net cash used in our operating activities was financed with $22,500 resulting from an additional loan from the Estate of Dr. David Ryon and a net of $12,064 from our bank line of credit. Investing activities (purchase of equipment and improvements) for the quarter ending March 31, 2005 totaled only $1,890.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash decrease of $38,239 for the three months ended March 31, 2006.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of March 31, 2006, we have $71,414 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of March 31, 2006, we had $91,941 outstanding under these arrangements. In December 2004, we borrowed $105,000 from our former Chief Executive Officer Dr. David Ryon, which will be repaid over 24 months, beginning in January 2007. An additional $36,000 and $22,500 were borrowed from the Estate of Dr. Ryon in December 2005 and March 2006, respectively. Principal payments are $81,750 in 2007 and 2008.

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

In March 2006, the Company executed an amendment to its contract with Park Avenue Associates in Radiology PC., Binghamton NY to extend the term of the original RIS/PACS contract through December 31, 2006.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans including our line of credit, two notes payable which call for aggregate monthly payments of approximately $8,300 through March 2007, one note with monthly payments of approximately $7,500 through December 2008, and $900 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise, such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

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

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note. As of March 31, 2006, the entire principal amount of $163,500 was outstanding. Principal payments of $81,750 are required in both 2007 and 2008.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Technology Officer who is our Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During the quarter, there were no significant developments in our legal proceedings. For a detailed discussion of our legal proceedings, please refer to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

On January 17, 2006 Barry C. Muradian informed the Company of his resignation as the President, Chief Executive Officer and Principal Accounting Officer of the Company, effective January 20, 2006. An 8-K report was filed on January 20, 2006. Mr. Muradian's 775,000 non-vested options were cancelled upon his resignation and his 25,000 vested options were cancelled on April 20, 2006.

On March 3, 2006, the Company engaged Berenson LLP ("Berenson") to act as the Company's new independent registered accounting firm and auditors. This engagement was recommended and approved by Unanimous Written Consent of the Board of Directors of the Company as of March 3, 2006. During the two most recent fiscal years, and the interim period preceding the engagement, the Company had not consulted Berenson regarding any of the matters set forth in
Item 304 (a) (2) (i) or (ii) of Regulation S-B. An 8-K report was filed on March 9, 2006.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            31.1 Certification of Chief Technology Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Technology Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   REPORTS ON FORM 8-K.

            None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        /s/ Lewis M. Edwards
                        -----------------------
                        Lewis M. Edwards,
                        Chairman, Executive Vice-President,
                        Chief Technology Officer, and
                        Principal Accounting Officer
                        May 18, 2006