Form 10QSB
period 2006-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2006-08-17
CIK 1110648

IMAGE TECHNOLOGY LABORATORIES, INC.




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006 or


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]      No [X]




As of August 16, 2006, there were 15,238,778 shares of the registrant's common stock outstanding.

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














                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS


                            CONDENSED BALANCE SHEETS


                                                             JUNE 30, 2006   DECEMBER 31, 2005
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                                    $    27,481    $    40,698
 Accounts receivable                                              220,619        112,201
 Prepaid expenses and other current assets                         10,217          7,460
                                                              -----------    -----------

    TOTAL CURRENT ASSETS                                          258,317        160,359

 Equipment and improvements, net                                  144,160        171,257
 Rent - deposit                                                     1,496          1,496
                                                              -----------    -----------

   TOTAL ASSETS                                               $   403,973    $   333,112

                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Loan payable to stockholder                                   $    50,000    $    50,000
Loan: Bank line of credit                                          70,804         59,350
Current portion of long-term debt                                  68,846         93,453
Current portion of notes payable to stockholders                   44,275          3,400
Accrued Phelps arbitration award                                  130,060        130,060
Accounts payable and accrued expenses                             205,725        210,529
Accrued compensation payable to stockholders                      113,236         53,411

                                                              -----------    -----------

    TOTAL CURRENT LIABILITIES                                     682,946        600,203


Long-term debt, less current portion                                    0         21,160
Notes payable to stockholders,
  less current portion                                            122,625        141,000
Accrued compensation payable to stockholders,
  less current portion                                             27,072         27,072
                                                              -----------    -----------

    TOTAL LIABILITIES                                             832,643        789,435
                                                              -----------    -----------

STOCKHOLDERS' DEFICIENCY:
Preferred stock, par value $.01 per share; 5,000,000 shares
  authorized; 1,500,000 shares issued and outstanding              15,000         15,000
Common stock, par value $.01 per share;
  50,000,000 shares authorized; 15,238,778
  and 15,238,778 shares issued and outstanding                    152,388        152,388
Additional paid-in capital                                      3,206,512      3,157,547
Accumulated deficit                                            (3,802,570)    (3,781,258)
                                                              -----------    -----------

   TOTAL STOCKHOLDERS' DEFICIENCY                                (428,670)      (456,323)
                                                              -----------    -----------

   TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY                               $   403,973    $   333,112
                                                              ===========    ===========

    The accompanying notes are an integral part of the financial statements.


                       CONDENSED STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


                                                        THREE MONTHS                   SIX MONTHS
                                                        ENDED JUNE 30,                ENDING JUNE 30,
                                                        --------------                ---------------
                                                    2006            2005            2006           2005
                                                    ----            ----            ----           ----

REVENUE:
  Systems / software: license fees and sales    $    262,018   $    266,185    $    416,498    $    364,233
  Service Income                                                                      7,500
                                                ------------   ------------    ------------    ------------
          TOTAL REVENUE                              262,018        266,185         423,998         364,233


COST OF REVENUE:                                         950         56,378             950          56,378

                                                ------------   ------------    ------------    ------------

             GROSS PROFIT                            261,068        209,807         423,048         307,855
                                                ------------   ------------    ------------    ------------

COSTS AND EXPENSES:


Research and development                              96,694        104,366         183,225         183,235

Sales and marketing                                    3,115         32,320           9,490          58,262
General and administrative (includes interest
    expense of $6,372 and $9,920 for the  six
    months ending June 30, 2006 and 2005,
    respectively)                                     91,898        110,763         202,680         209,788

Stock based compensation                              24,483                         48,965
                                                ------------   ------------    ------------    ------------

          TOTAL COSTS AND EXPENSES                   216,190        247,449         444,360         451,285
                                                ------------   ------------    ------------    ------------


NET INCOME (LOSS)                               $     44,878   $    (37,642)   $    (21,312)   $   (143,430)
                                                ============   ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic and diluted                            $       0.00   $      (0.00)   $      (0.00)   $      (0.01)


AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic and diluted                              16,738,778     16,240,976      16,738,778      15,926,623
                                                ============   ============    ============    ============




              The accompanying notes are an integral part of the financial statements.






           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                         SIX MONTHS ENDED JUNE 30, 2006

                                   (UNAUDITED)

                                    PREFERRED STOCK             COMMON STOCK
                             ---------------------------------------------------       ADDI-                        TOTAL
                                NUMBER                      NUMBER                     TIONAL        ACCUMU-        STOCK-
                                 OF                          OF                       PAID-IN         LATED        HOLDERS'
                               SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL        DEFICIT      DEFICIENCY
                               ------        ------         ------        ------       -------        -------      ----------

Balance, January 1, 2006     1,500,000    $    15,000     15,238,778   $   152,388   $ 3,157,547   $(3,781,258)   $  (456,323)

 Issuance of options for
 compensation                                                                             48,965                       48,965
Net loss                                                                                               (21,312)       (21,312)
                             ------------------------------------------------------------------------------------------------

Balance, June 30, 2006       1,500,000    $    15,000     15,238,778   $   152,388   $ 3,206,512   $(3,802,570)   $  (428,670)
                             ================================================================================================


The accompanying notes are an integral part of the financial statements.


                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                   (UNAUDITED)

                                                                            SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                           --------------

                                                                        2006        2005 (1)

OPERATING ACTIVITIES:
  Net loss                                                           $ (21,312)   $(143,430)
  Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
       Depreciation and amortization of equipment
         and improvements                                               29,894       26,749
       Stock based compensation                                         48,965
       Changes in operating assets and liabilities:

         Accounts receivable                                          (108,418)    (166,915)
         Prepaid expenses and other current assets                      (2,757)     (10,755)
         Accounts payable and accrued expenses                          (4,804)     105,238
         Accrued compensation payable to stockholders                   59,825
                                                                     ---------    ---------

          NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES               1,393     (189,113)


INVESTING ACTIVITIES - purchase of
  equipment and improvements                                            (2,797)      (6,070)
                                                                     ---------    ---------
FINANCING ACTIVITIES:

    Proceeds from (repayments of) bank line of credit                   11,454       (3,285)
    Proceeds from private placement of common stock                                 155,000
    Proceeds from exercise of options                                               150,000
    Proceeds from loans from stockholders                               22,500      180,000
    Repayments of notes payable and long-term debt                     (45,767)     (42,568)
                                                                     ---------    ---------

             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (11,813)     439,147
                                                                     ---------    ---------


              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (13,217)     243,964

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                        40,698        4,212
                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  27,481    $ 248,176
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $   6,372    $   9,920
                                                                     =========    =========

1. Certain items in the 2005 cash flow statement have been reclassified to conform with the 2006 presentation.


The accompanying notes are an integral part of the financial statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:


     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005, changes in stockholders' deficiency for the six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 and 2005. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2005 and for the years ended December 31, 2005 and 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

     The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.


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


     The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the six months ended June 30, 2006 and 2005, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

     The Company had a small positive net income for the three months ended June 30, 2006 and net losses for the six months ended June 30, 2006 and 2005, and for the three months ended June 30, 2005. The assumed effects of the exercise of vested options to purchase 2,000,000 and 1,575,000 common shares at June 30, 2006 and 2005, respectively, and warrants to purchase 230,000 common shares outstanding at June 30, 2006 would be anti-dilutive or insignificant and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

     During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At June 30, 2006, there was $70,804 outstanding under this agreement.

NOTE 4 - LONG-TERM DEBT:

     In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of June 30, 2006, the outstanding balances on these loans aggregated $68,846. The loans are secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans are secured by a personal guarantee of the Estate of Dr. David Ryon.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS:


     During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note. As of June 30, 2006, the entire principal amount of $163,500 was outstanding. Principal payments of $81,750 are required in both 2007 and 2008.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


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

NOTE 6 - COMMON STOCK:

     There was no issuance of Common Stock by the Company during the quarter ended June 30, 2006.


NOTE 7 - STOCK OPTIONS

     The Company did not grant any options under the Company's option plan during the quarter ended June 30, 2006.

     Prior to January 1, 2006 the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Accounting For Stock-Based Compensation." As a result of SFAS 123R, the Company began expensing the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. For the quarter ending June 30, 2006, the Company expensed $24,483 due to stock options. For the quarter ending June 30, 2005, the pro forma stock option expense was $461,766, which would have resulted in a pro forma net loss of $499,408 (net loss per share of $0.03).

     The following table summarizes information about stock options outstanding at June 30, 2006.

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  --------------------------------------------     ----------------------------
                                     WEIGHTED
                      NUMBER           AVERAGE       WEIGHTED         NUMBER          WEIGHTED
     EXERCISE      OUTSTANDING       REMAINING       AVERAGE       OUTSTANDING         AVERAGE
      PRICE        AT JUNE 30,       CONTRACTUAL     EXERCISE      AT JUNE 30,         EXERCISE
      RANGE           2006           LIFE (YEARS)     PRICE           2006              PRICE

     $ 0.33       1,000,000              3.5        $   0.33       1,000,000          $   0.33
     $ 0.20         550,000              8.6        $   0.20         550,000          $   0.20
     $ 0.22         800,000              8.8        $   0.22         200,000          $   0.22
     $ 0.26         750,000              8.9        $   0.26         250,000          $   0.26

                  ---------          -------        --------       ---------          --------
                  3,100,000              7.1        $   0.26       2,000,000          $   0.27
                  =========          =======        ========       =========          ========


     The 25,000 $0.75 vested options of Mr. Muradian, our former President/CEO, were cancelled on April 20, 2006.

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


We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $27,481 and a working capital deficiency of $424,629 as of June 30, 2006.

                      IMAGE TECHNOLOGY LABORATORIES, INC.



     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006
           COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2005


REVENUE:


For the three months ended June 30, 2006, our total revenue was $262,018, a decrease of $4,167 from the $266,185 in the prior year's comparable period.,For the six months ended June 30,2006, our total revenue was $423,998, a $59,765 increase from the $364,233 revenue in the prior year's comparable period.




COST OF REVENUE:


For the three and six months ended June 30, 2006, direct cost of revenue for $950 was incurred. For the three and six months ending June 30,2005, our cost of revenue was $56,378, a decrease of $55,428 from the prior year's comparable period, largely attributable to a lack of systems hardware purchases during this period.



SALES AND MARKETING EXPENSES:


During the three months ended June 30, 2006, we incurred sales and marketing expenses of $3,115, as compared with sales and marketing expenses of $32,320 during the same period of 2005, a decrease of $29,205. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan. During the six months ended June 30, 2006 we incurred sales and marketing expenses of $9,490, as compared with sales and marketing expenses of $58,262 during the same period of 2005, a decrease of $48,772.



NET LOSS:


We incurred a profit of $44,878 (less than $.01 per share) for the three months ended June 30, 2006 as compared with a loss of $37,642 (less than $.01 per share) for the three months ended June 30, 2005, a gain of $82,520. Net loss for the six months ended June 30, 2006 was $21,312 as compared with a net loss of $143,430 for the same period in 2005. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


                         LIQUIDITY AND CAPITAL RESOURCES



At June 30, 2006, our total assets were $403,973, an increase of $70,861 from total assets of $333,112 on December 31, 2005.

As of June 30, 2006, we had cash and cash equivalents and a working capital deficiency of $27,481 and $424,629, respectively.

Net cash provided in our operating activities for the 6 months ending June 30, 2006 of $1,393 was substantially attributable to our net loss of $21,312 offset by $59,825 in accrued compensation payable to stockholders. Of the net loss of $21,312, $48,965 was stock option compensation expense. The net cash used in our operating activities was financed with $22,500 resulting from an additional loan from the Estate of Dr. David Ryon and a net of $11,454 from our bank line of credit. Investing activities (purchase of equipment and improvements) for the six months ending June 30, 2006 totaled only $2,797.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash decrease of $13,217 for the six months ended June 30, 2006.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of June 30, 2006, we have $70,804 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of June 30, 2006, we had $68,846 outstanding under these arrangements. In December 2004, we borrowed $105,000 from our former Chief Executive Officer Dr. David Ryon, which will be repaid over 24 months, beginning in January 2007. An additional $36,000 and $22,500 were borrowed from the Estate of Dr. Ryon in December 2005 and March 2006, respectively. Principal payments are $81,750 in 2007 and 2008.


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


In January 2004, the Company closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities. ITL expanded it's installation to an off-campus Women's Center in May 2005, for digital mammography and ultrasound, and again in November 2005 at the hospital with the installation of Computed Radiography (CR) modalities as St. Anthony Community Hospital became essentially film-less. Our installation at St. Anthony Community Hospital also includes a fully redundant hot-standby server.

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

In March 2006, the Company executed an amendment to its contract with Park Avenue Associates in Radiology PC, Binghamton NY to extend the term of the original RIS/PACS contract through December 31, 2006.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans including our line of credit, two notes payable which call for aggregate monthly payments of approximately $8,300 through March 2007, one note with monthly payments of approximately $7,500 through December 2008, and $900 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise; such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.


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


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note. As of June 30, 2006, the entire principal amount of $163,500 was outstanding. Principal payments of $81,750 are required in both 2007 and 2008.


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

                      IMAGE TECHNOLOGY LABORATORIES, INC.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS



By decision and judgment dated June 4, 2006, Justice Teresi of the Supreme Court, Albany County confirmed the award of the arbitrator issued on September 4, 2004, and denied the Company's motion to vacate or modify that award with respect to the award of attorneys' fees and expenses to Dr. Phelps. A detailed discussion of the arbitration award was included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.



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

AUGUST 16, 2006