Form 10QSB
period 2006-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2006-11-20
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006 or

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



As of November 20, 2006, there were 15,238,778 shares of the registrant's common stock outstanding.

                                      INDEX


                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION                                               2
Item 1 - Financial Statements                                                2
Condensed Balance Sheets                                                     3
Condensed Statements of Operations                                           5
Condensed Statement of Changes in Stockholders' Deficiency                   6
Condensed Statements of Cash Flows                                           7
Notes to Condensed Financial Statements                                      8
Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11
Item 3 - Controls and Procedures                                            16
PART II - OTHER INFORMATION                                                 17
Item 1 - Legal Proceedings                                                  17
Item 2 - Changes in Securities                                              17
Item 3 - Defaults Upon Senior Securities                                    17
Item 4 - Submission of Matters to a Vote of Security Holders                17
Item 5 - Other Information                                                  17
Item 6 - Exhibits and Reports on Form 8-K                                   17
SIGNATURES                                                                  19
EXHIBIT 31.1 - CERTIFICATION                                                20
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                     21









                                          PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                      IMAGE TECHNOLOGY LABORATORIES, INC.


                            Condensed Balance Sheets

                                                                        SEPTEMBER 30, 2006  DECEMBER 31, 2005
                                                                            (UNAUDITED)
 ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $    12,105      $    40,698
 Accounts receivable                                                           195,447          112,201
 Prepaid expenses and other current assets                                      10,541            7,460
                                                                           -----------      -----------

   TOTAL CURRENT ASSETS                                                        218,093          160,359

 Equipment and improvements, net                                               131,728          171,257
 Rent - deposit                                                                  1,496            1,496
                                                                           -----------      -----------

   TOTAL ASSETS                                                            $   351,317      $   333,112
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Loan payable to stockholder                                               $    50,000      $    50,000
 Loan: Bank line of credit                                                      70,354           59,350
 Current portion of long-term debt                                                   0           93,453
 Current portion of notes payable to stockholders                                    0            3,400
 Accrued Phelps arbitration award                                                    0          130,060
 Accounts payable and accrued expenses                                         194,867          210,529
 Accrued compensation payable to stockholders                                  121,723           53,411
                                                                           -----------      -----------

   TOTAL CURRENT LIABILITIES                                                   436,944          600,203

Long-term debt, less current portion                                                 0           21,160
Notes payable to stockholders, less current portion                                  0          141,000
Accrued compensation payable to stockholders, less current portion                   0           27,072
                                                                           -----------      -----------

   TOTAL LIABILITIES                                                           436,944          789,435
                                                                           -----------      -----------

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
   1,500,000 shares issued and outstanding, Series A                            15,000           15,000
   1,000 shares issued and outstanding, Series B                                    10

 Common stock, par value $.01 per share; 50,000,000 shares authorized;
   15,238,778 and 15,238,778 shares issued and outstanding                     152,388          152,388

 Additional paid-in capital                                                  3,605,533        3,157,547
 Accumulated deficit                                                        (3,858,558)      (3,781,258)
                                                                           -----------      -----------

   TOTAL STOCKHOLDERS' DEFICIENCY
                                                                               (85,627)        (456,323)
                                                                           -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   351,317      $   333,112
                                                                           ===========      ===========

The accompanying notes are an integral part of the financial statements.



                       IMAGE TECHNOLOGY LABORATORIES, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                               THREE MONTHS                   NINE MONTHS
                                                           ENDED SEPTEMBER 30,            ENDING SEPTEMBER 30,
                                                          2006            2005            2006           2005

REVENUE:
   Systems / software: license fees and sales         $     98,786    $    217,175    $    515,249    $    581,408
   Service Income                                            2,000                           9,500
                                                      ------------    ------------    ------------    ------------

            TOTAL REVENUE                                  100,786         217,175         524,749         581,408

COST OF REVENUE:                                             1,067          54,850           2,017         111,228

                                                      ------------    ------------    ------------    ------------

            GROSS PROFIT                                    99,719         162,325         522,732         470,180
                                                      ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Research and development                                 93,196         106,817         276,421         290,052
   Sales and marketing                                       3,788          35,590          13,278          93,852
   General and administrative (includes interest
       expense of $26,388 and $30,966 for the  nine
       months ending September 30, 2006 and 2005,
       respectively;  $8,990 and $14,426 for the
       three months ending September 30,2006 and
       2005 respectively )                                  34,240         108,378         236,885         318,166
   Stock based compensation                                 24,483                          73,448
                                                      ------------    ------------    ------------    ------------

            TOTAL COSTS AND EXPENSES                       155,707         250,785         600,032         702,070
                                                      ------------    ------------    ------------    ------------

NET (LOSS)                                            $    (55,988)   $    (88,460)   $    (77,300)   $   (231,890)
                                                      ============    ============    ============    ============


NET (LOSS) PER COMMON SHARE:
   Basic and diluted                                  $      (0.00)   $      (0.01)   $      (0.00)   $      (0.01)

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic and diluted                                    16,739,778      16,240,976      16,739,778      15,926,623
                                                      ============    ============    ============    ============





The accompanying notes are an integral part of the financial statements.


                      IMAGE TECHNOLOGY LABORATORIES, INC.


           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       NINE MONTHS ENDED SEPTEMBER30, 2006
                                   (UNAUDITED)

                                  PREFERRED STOCK,ALL SERIES        COMMON STOCK            ADDI-                        TOTAL
                                    NUMBER                      NUMBER                      TIONAL        ACCUMU-        STOCK-
                                     OF                           OF                       PAID-IN         LATED        HOLDERS'
                                   SHARES        AMOUNT         SHARES        AMOUNT       CAPITAL        DEFICIT      DEFICIENCY
                                   ------        ------         ------        ------       -------        -------      ----------

Balance, January 1, 2006         1,500,000    $   15,000      15,238,778    $  152,388    $ 3,157,547   $(3,781,258)   $(456,323)

 Issuance of options for
 compensation                                                                                  73,448                     73,448

 Issuance of Common Stock                                      2,309,583    $   23,095    $    207,863                   230,958

 Redemption of Common Stock and                               (2,309,583)   $  (23,095)   $   (207,863)                 (230,958)
 cancellation

 Preferred Stock Series B            1,000            10                                       374,538                   374,548

Net loss                                                                                                   (77,300)      (77,300)
                                 ---------    ----------      ----------    ----------    -----------   -----------    ---------
Balance, September 30, 2006      1,501,000    $   15,010      15,238,778    $  152,388    $ 3,605,533   $(3,858,558)   $ (85,627)
                                 =========    ==========      ==========    ==========    ===========   ===========    =========







The accompanying notes are an integral part of the financial statements.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,

                                                              2006        2005 (1)
OPERATING ACTIVITIES:
    Net loss                                               $ (77,300)   $(231,890)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of equipment
            and improvements                                  43,355       41,505
         Stock based compensation                             73,448
Changes in operating assets and liabilities:
            Accounts receivable                              (83,245)    (121,151)
            Prepaid expenses and other current assets         (3,081)     (18,915)
            Accounts payable and accrued expenses           (145,724)     209,388
            Accrued compensation payable to stockholders      41,241
                                                           ---------    ---------
              NET CASH USED IN OPERATING ACTIVITIES         (151,306)    (121,063)
                                                           ---------    ---------

INVESTING ACTIVITIES - purchase of
  equipment and improvements                                  (3,826)     (30,957)
                                                           ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from bank line of credit                         11,004
    Proceeds from private placement of common stock          230,958      155,000
    Redemption of common stock                              (230,958)
    Proceeds from exercise of options                                     150,000
    Proceeds from loans from stockholders                    230,148
    Repayments of notes payable and long-term debt          (114,613)    (101,619)
                                                           ---------    ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES      126,539      203,381
                                                           ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                           (28,593)      51,361

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                40,698        4,212
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  12,105    $  55,573
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                          $  32,372    $  21,594
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Conversion of notes payable to stockholders
      to Preferred Stock Series B                          $ 374,548    $       0
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

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005, changes in stockholders' deficiency for the nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 and 2005. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2005 and for the years ended December 31, 2005 and 2004 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

               The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.

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

               The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,501,000 outstanding preferred shares from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per share for the nine months ended September 30, 2006 and 2005, in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


               The Company had a net loss for the three months ended September 30, 2006 and net losses for the nine months ended September 30, 2006 and 2005, and for the three months ended September 30, 2005. The assumed effects of the exercise of vested options to purchase 2,000,000 and 1,575,000 common shares at September 30, 2006 and 2005, respectively, and warrants to purchase 230,000 common shares outstanding at September 30, 2006 would be anti-dilutive or insignificant and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.



NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

               During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At September 30, 2006, there was $70,354 outstanding under this agreement.


NOTE 4 - LONG-TERM DEBT:

               In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of September 30, 2006, the outstanding balances on these loans aggregated $0. The loans were secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans were secured by a personal guarantee of the Estate of Dr. David Ryon. In late August 2006, the remaining balance of these loans, $57,672, was paid. This payoff was funded by an additional loan by our largest stockholder.


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

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


               In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note. In August 2006 our largest stockholder loaned the Company $57,672 and in September 2006 our largest stockholder loaned the Company an additional $153,375. In late September 2006, the entire principal amount of $374,548 was converted into preferred stock (series B), and all accrued interest was forgiven.

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



NOTE 6 - COMMON STOCK:

               In September of 2006, the Company sold 2,309,583 shares of common stock at a price of $0.10 to a group of seven accredited investors in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. These unregistered shares of common stock were issued with registration rights. The proceeds of this sale of common stock were used to repurchase 2,309,583 shares of common stock at a price of $0.10 from Dr. Carlton Phelps, our former vice president of finance, chief financial officer, secretary and treasurer. The 2,309,583 shares of stock repurchased from Dr. Phelps by the Company were cancelled upon their tender. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006.

NOTE 7 - STOCK OPTIONS

               The Company did not grant any options under the Company's option plan during the quarter ended September 30, 2006.

               Prior to January 1, 2006 the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Accounting For Stock-Based Compensation." As a result of SFAS 123R, the Company began expensing the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. For the quarter ending September 30, 2006, the Company expensed $24,483 due to stock options. For the quarter ending September 30, 2005, the pro forma stock option expense was $461,766, which would have resulted in a pro forma net loss of $550,226 (net loss per share of $0.01).

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



               The following table summarizes information about stock options outstanding at September 30, 2006.


                                                    Options Outstanding                   Options Exercisable
                                    ------------------------------------------       --------------------------
                                                       Weighted
                                        Number         Average        Weighted          Number        Weighted
                     Exercise         Outstanding     Remaining       Average         Outstanding     Average
                       Price            at Sept.     Contractual      Exercise          at Sept.      Exercise
                       RANGE           30, 2006      LIFE (YEARS)      PRICE           30, 2006        PRICE
                       -----           --------      ------------      -----           --------        -----
                     $    0.33        1,000,000                       $  0.33         1,000,000      $    0.33
                     $    0.20          550,000           8.3         $  0.20           550,000      $    0.20
                     $    0.22          800,000           8.5         $  0.22           200,000      $    0.22
                     $    0.26          750,000           8.6         $  0.26           250,000      $    0.26
                                    ------------    -------------    -----------   -------------    -----------
                                      3,100,000           6.8         $  0.26         2,000,000      $    0.27
                                    ============    =============    ===========   =============    ===========


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

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $12,105 and a working capital deficiency of $218,851 as of September 30, 2006.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
        COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE:

For the three months ended September 30, 2006, our total revenue was $100,786, a decrease of $116,389 from the $217,175 in the prior year's comparable period, For the nine months ended September 30,2006, our total revenue was $524,749, a $56,659 decrease from the $581,408 revenue in the prior year's comparable period, largely attributed to variations in the billed usage fees.



COST OF REVENUE:

For the three and nine months ended September 30, 2006, direct cost of revenue for $1,067 and $2,017 was incurred. For the three and nine months ending September 30,2005, our cost of revenue was $54,850 and $111,228, a decrease of $53,783 and $109,211 from the prior year's comparable periods, largely attributable to a lack of systems hardware purchases during this period.


SALES AND MARKETING EXPENSES:

During the three months ended September 30, 2006, we incurred sales and marketing expenses of $3,788, as compared with sales and marketing expenses of $35,590 during the same period of 2005, a decrease of $31,802. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan. During the nine months ended September 30, 2006 we incurred sales and marketing expenses of $13,278, as compared with sales and marketing expenses of $93,852 during the same period of 2005, a decrease of $80,574.


NET LOSS:

We incurred a net loss of $55,988 (less than $.01 per share) for the three months ended September 30, 2006 as compared with a loss of $88,460 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $77,300 as compared with a net loss of $231,890 for the same period in 2005. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                         LIQUIDITY AND CAPITAL RESOURCES


At September 30, 2006, our total assets were $351,317, an increase of $18,205 from total assets of $333,112 on December 31, 2005.

As of September 30, 2006, we had cash and cash equivalents and a working capital deficiency of $12,105 and $218,851, respectively.

Net cash provided (used) in our operating activities for the 9 months ending September 30, 2006 of ($151,306) was substantially attributable to our net loss of $77,300 offset by $41,241 in accrued compensation payable to stockholders. Of the net loss of $77,300, $73,448 was stock option compensation expense. The net cash used in our operating activities was financed with $230,148 resulting from an additional loan from the Estate of Dr. David Ryon and a net of $11,004 from our bank line of credit. Investing activities (purchase of equipment and improvements) for the nine months ending September 30, 2006 totaled only $3,826.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash decrease of $28,593 for the nine months ended September 30, 2006.

During September 2002, we obtained a $75,000 working capital loan from a financial institution. As of September 30, 2006, we have $70,354 outstanding under that loan. Additionally, in February and March 2004, we obtained two loans from a different financial institution that provided us with an aggregate principal amount of approximately $264,000. As of September 30, 2006, we had $0 outstanding under these arrangements. In late August 2006, the remaining balance of these loans, $57,672, was paid. This payoff was funded by an additional loan by our largest stockholder.

In December 2004, we borrowed $105,000 from our former Chief Executive Officer Dr. David Ryon, which was to be repaid over 24 months, beginning in January 2007. An additional $36,000 and $22,500 were borrowed from the Estate of Dr. Ryon in December 2005 and March 2006, respectively. In August 2006 our largest stockholder loaned the Company $57,672 and in September 2006 our largest stockholder loaned the Company an additional $153,375. In late September 2006, the entire principal amount of $374,548 was converted into preferred stock series B and all accrued interest was forgiven.


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

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375.26 consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. In September 2006, the Company's largest stockholder loaned the Company $153,375.26, the proceeds of which were used to satisfy the $153,375.26 settlement with Dr. Phelps. This amount, along with other previous loans to the Company by the largest stockholder, was converted to preferred stock series B in late September 2006.


We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans including our line of credit, and $900 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise; such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

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


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2006, the Estate of Dr. Ryon loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note. Additional loans were made to the Company by the largest stockholder in August and September 2006 totaling $211,048.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

The Company's largest shareholder has converted a total of $374,548 in debt owed by the Company to 1000 shares of Preferred Stock Series B. Details of the terms of Preferred Stock Series B are described in Item 2, "Changes in Securities".


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

In September 2006, the Company entered into a Settlement Agreement with Dr. Phelps whereby the Company paid Dr. Phelps a total of $153,375.26, consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. Additionally, as part of the Settlement Agreement, Dr. Phelps resold 2,309,583 shares of common stock of Image Technology Laboratories to the Company at $0.10 per share. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006 detailing this event.


ITEM 2 - CHANGES IN SECURITIES


The net effect of the repurchase and subsequent cancellation of 2,309,583 shares of common stock as described in Item 1 in combination with the sale of 2,309,583 shares of common stock as described in Note 6 of the financials resulted in no change to the number of shares of common stock outstanding.



The Company converted a total of $374,548 of debt owed to our largest shareholder to 1000 shares of Image Technology Laboratories Preferred Stock Series B issued to same shareholder in late September 2006. Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Preferred Stock Series B to 2,700 shares of common stock. Either the shareholder or the Company may elect to force conversion after two years in units of 100 shares of Preferred Stock Series B. The Company may also elect to repurchase the Preferred Stock Series B in units of 100 shares of Preferred Stock Series B at any time for $432 per share of Preferred Stock Series B. Fixed interest is accumulated as 12.5 additional shares of Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Preferred Stock Series B.


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







/S/ LEWIS M. EDWARDS
-----------------------
LEWIS M. EDWARDS,
CHAIRMAN,
EXECUTIVE VICE-PRESIDENT,
CHIEF TECHNOLOGY OFFICER, AND PRINCIPAL
ACCOUNTING OFFICER
NOVEMBER 20, 2006