Form 10KSB
period 2006-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2007-04-17
CIK 1110648

56

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The issuer's revenues for the most recent fiscal year were $672,606.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.18 last sales price reported by OTC.BB on March 28, 2007 was $1,204,775.

As of December 31, 2006, the Registrant had issued, and outstanding, 15,238,778 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes __ No  X
                                                                      ---

                           FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate, " "intend, " "plan", "believe," "seek", "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Factors, that could cause actual results to differ materially from those expressed or implied by such forward looking statements include that discussed in the report in Part 1, Item 1, including the section captioned "Risk Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


1.       PART I


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

ITL's lead product is their "WarpSpeed" software system, which is built on a unique modular architecture, with high throughput capabilities by a staff of software engineers experienced in designing and writing enterprise level programs. The result is a highly reliable, scalable radiology business solution, which is easily upgraded to meet the demands of a growing customer environment. These qualities allow ITL to deliver a radiology product specifically tailored to a customer's requirements. Innovative development work will allow customers to stay at the forefront of technological advances by allowing easy extensions and upgrades to existing systems.

PRODUCTS

WarpSpeed is a "Radiology Information System / Picture Archiving and Communications System", know as RIS/PACS, for use in the management of patient information and the processing/storage of medical images by hospitals and diagnostic imaging centers. The RIS portion of the system inputs and stores patient demographics, scheduling information, insurance data, and the billing records required to service patients visit. The RIS system also manages the analysis reports generated by the radiologist resulting from reviewing the patient's image data. The PACS portion of the system acquires and stores diagnostic images in standard DICOM (Digital Imaging and Communications in Medicine) digital format from imaging equipment (called "modality" in the health industry) such as Computerized Tomography (CAT scan), Magnetic Resonance Imaging
(MRI), Ultrasound, Nuclear Imaging, Digital Fluoroscopy, Computed Radiography, Digital Mammography, Digital Radiography, Positron Emission Tomography (PET), etc, called a "study".

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

The WarpSpeed application package is enterprise level software developed by knowledgeable and experienced enterprise level software/hardware engineers with the subject matter expertise of Board-certified radiologists. This should be a major factor in choosing a RIS/PACS system. The hospital/radiology application environment needs robust system performance, security, reliability and recovery capabilities. Engineers experienced in this enterprise environment can only develop such a system. The WarpSpeed development team has extensive enterprise level experience with graphics, database systems, operating systems, networking and application software. They have years of experience in the radiology environment. They understand performance and the requirements of data protection, system reliability, and the need for multiple levels of recovery in the critical places of both the hardware and software. These features are built into WarpSpeed and it is these same engineers who continue to support, service and expand the functionality of the product.

Another design objective of WarpSpeed is scalability. The WarpSpeed system consists of ITL proprietary application software running on commercially available computer hardware, operating systems and database. The modular design of the software allows the customer to have a WarpSpeed solution consisting of almost any size: from a single computer to a large, fully distributed system with separate computers handling the database, distributed file system storage, server components such as the Workflow Manager, Report Distribution Manager, Schedule Server and Background Transfer Service, and the client components such as the Radiologist Display Workstation(s), the Modality Workstations(s), the Stenography Workstation(s) and the Administrative Workstation(s). The distributed system is tied together with local high speed networking to allow the timely delivery of imaging and patient information to the radiologist. Innovative intelligent algorithms have been developed to reduce the network bandwidth and database storage requirements, which are two of the most significant cost factors associated with building a PACS/RIS system. Secure, remote access is available to radiologists and physicians via the internet. The WarpSpeed system allows for flexibility in configuring a total system, building the system to meet the hospital/radiology centers current needs while preserving growth paths.

The ITL WarpSpeed system may be configured with a fully redundant hot-standby secondary-server, generally located off-site, to enhance reliability and availability of patient data and images particularly in response to physical disasters. DICOM files, reports, database and transaction log backups are replicated to the secondary-server in near-real time, and the database instance running on the backup-server is kept in synchronization with the primary server within 15 minute intervals. In the event of a disaster, the secondary-server will assume a fully functional primary-server role in 30-45 minutes. ITL is not aware of any other RIS/PACS vendor that provides this capability in our market space.

At the heart of the system is a software module referred to as the ITL Workflow Manager. This software module is an IHE compliant workflow solution, which allows the entire process of patient scheduling, registration, image acquisition, image display, and radiographic report generation to be totally automated in WarpSpeed to a degree that is yet to be demonstrated in the industry. The software determines what resources are available on the enterprise and distributes the various pieces of work as applicable. For example, if multiple radiologists are logged on to the system, unread studies are distributed based upon their preference and sub-specialties. Once the study has been read and analyzed, the radiologist dictates the report, which, in turn, is distributed to an available stenographer. After transcription, the report returns to the reporting radiologist, wherever he/she is logged on, for proof reading and final signature. The workload manager makes sure that the data is available to the right person, at the appropriate time and at the desired location.

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

The Radiologist Display Workstation consists of proprietary software developed by ITL and commercially available hardware. The unique feature of the display station is its ability to present a virtually unlimited number of diagnostic images on multiple display surfaces. The software can blend together a number of monitors, of arbitrary resolution, into one large virtual display, as required by the radiologist. A radiologist can read and interpret digital images from any imaging modality on a radiologist display workstation, which can be either local, or at a remote location when connected via encrypted tunnels (VPNs) over the Internet. This facilitates time-critical transfer of patient information between hospital departments, as well as rapid consultations by specialists at remote locations. The system also affords convenient home viewing by radiologists using lower-cost, reduced resolution monitor(s). The user-interface of the ITL Radiologist Display Workstation has been designed by radiologists for ease of use, offering an un-cluttered touch-panel control screen that does not intimidate new users while still making more sophisticated operations readily available.

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

The ITL Modality Workstation is the WarpSpeed software component which is used to create, store, reproduce and transmit digitized images generated by DICOM-compatible diagnostic imaging equipment, including digital radiography, computed radiography, ultrasound, nuclear medicine, digital fluoroscopy, computed tomography, magnetic resonance imaging and digital mammography. The Modality Workstation is normally connected to the diagnostic imaging equipment via a high-speed local area connection. By acting as the DICOM gateway to the ITL WarpSpeed RIS/PACS system, the Modality Workstation enforces the requisite quality control to ensure that incoming studies are properly associated with the correct patient in the RIS, and that the incoming studies are ICD-9 coded by the individuals most closely associated with the actual performance of the study, namely the technologists operating the imaging modality. The Modality Workstation is capable of compressing / decompressing the DICOM images presented to it by the imaging modality using JPEG-2000 Lossless compression.

ITL has leveraged the most recent advances in operating system design, software development, and networking tools in WarpSpeed to produce a product, which offers greater functional capability at lower costs through scalable system architecture. Microsoft Windows 2003 is employed on the WarpSpeed servers for its management, networking, distributed file system and message queuing, while Microsoft SQL Server provides the database infrastructure. Microsoft Windows XP is used for the Modality Workstation, Stenography Workstation and Administrative Workstation. It is the truly modular and scalable architecture, which permits function to be distributed incrementally across the hardware and give the customer tremendous freedom in designing their current and future system environment.

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

ITL began shipment of its WarpSpeed Web Portal in the second quarter of 2006, allowing referring clinicians secure access to images and reports using standard PCs running Microsoft Windows 2000 and XP using Microsoft's .NET technology.

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

MARKETING

ITL is marketing its WarpSpeed system in hospitals with less than 400 beds and freestanding radiology imaging centers. According to the American Medical Information, Inc. there are 2,795 major diagnostic imaging centers and more than 5,000 smaller imaging centers in the U.S. According to the American Hospital Association, there are 5,800 hospitals in the U.S. Approximately one-half have less than 400 beds, the generally accepted metric defining a medium-sized hospital.

According to market research by Frost & Sullivan, a leading industry research firm, the worldwide market for PACS was $1.8 billion in 2003 and will grow to $4.5 billion by 2010. Millennium Research Group reports that the U.S. market for PACS grew by over 25% in 2004 and, by 2009, will generate nearly $3.0 billion in revenue.

PACS technology, while widely appreciated, has yet to be widely adopted in the medium to smaller (community) hospitals and single / multi-site imaging centers, offering an excellent opportunity for ITL and WarpSpeed. We believe that the lack of penetration of RIS/PAC systems into this market segment is a reflection of the limitation of current solutions to deliver expected value; the high purchase cost of solutions by the major vendors and the required IT staff and expertise. According to Frost & Sullivan, approximately 17.7% of hospitals in North America had PACS in 2003.

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

We believe that our ability to configure a cost-effective secondary-server as part of the ITL WarpSpeed system offers our customers a disaster resilient system that we believe is not currently offered by any of our competitors in our market space. The ITL WarpSpeed system may be configured with a fully redundant hot-standby secondary-server, generally located off-site, to enhance reliability and availability of patient data and images particularly in response to physical disasters. DICOM files, reports, database and transaction log backups are replicated to the secondary-server in near-real time, and the database instance running on the backup-server is kept in synchronization with the primary server within 15 minute intervals. In the event of a disaster, the secondary-server will assume a fully functional primary-server role in 30-45 minutes.

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

In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan is evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provides for interest at 8% per annum and calls for monthly payments of principal and interest of $4,356 through March 29, 2007. As of December 31, 2006, the outstanding balances on these loans aggregated $0. The loans were secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans were secured by a personal guarantee of the Estate of Dr. Ryon. The remaining balance of these loans, $57,672, was paid in August 2006 as described below.

During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date extended to September 2007.

In March 2006, the Company executed an amendment to its contract with Park Avenue Associates in Radiology PC, Binghamton NY to extend the term of the original RIS/PACS contract through December 31, 2006.

Also in March 2006, largest stockholder loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note.

In late August 2006 our largest stockholder loaned the Company $57,672, under an amendment to the December 2004 promissory note, to payoff the remaining balance of the Valley loans.

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375.26 consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006.

In September 2006, the Company's largest stockholder loaned the Company $153,375.26, the proceeds of which were used to satisfy the $153,375.26 settlement with Dr. Phelps. This amount, along with other previous loans to the Company by the largest stockholder totaling $374,548 was converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven.

ITEM 2. DESCRIPTION OF PROPERTY

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366 and its facsimile number is (845) 336-4931.

In September 2002, we executed a five-year lease (at approximately $900 per month) for office space at "Tech City", formerly the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. The space is sufficient for our growing marketing/sales department, the R&D team and the systems integration/test area.

The Company believes that while its current facilities will meet its needs for the foreseeable future, it will need to either renegotiate a renewal of the lease with TechCity prior to October 1, 2007 or locate and move to other facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company was party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps' claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company's claim for return of Dr. Phelps's stock was denied. On September 15th, 2004, the Arbitrator awarded attorneys' fees and arbitration expenses totaling $120,810 and $9,250, respectively to Dr. Phelps. A total of $130,060 was added to the expenses in the Company's 2004 and 2005 Statement of Operations and the liabilities have been increased by the same amount in the Company's Balance Sheets of December 31, 2004 and December 31, 2005.

With respect to the Company's arbitration with Dr. Carlton Phelps (which was discussed in detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004), Dr. Phelps commenced a proceeding in New York State Supreme Court, Albany County, to confirm the arbitrator's award. The Company had opposed confirmation and, in the alternative, sought a modification of the award. By decision and judgment dated June 4, 2006, Justice Teresi of the Supreme Court, Albany County confirmed the award of the arbitrator issued on September 4, 2004, and denied the Company's motion to vacate or modify that award with respect to the award of attorneys' fees and expenses to Dr. Phelps. A detailed discussion of the arbitration award was included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Image Technology Laboratories, Inc. makes the following statement in accordance with the Settlement Agreement with Dr. Phelps:

         In our previous SB-2 (Amendment No. 2), filed with the Securities and Exchange Commission on June 7, 2002, the Company erroneously stated:
         'We do not consider the recent termination for cause pursuant to the terms of his employment agreement of Carlton T. Phelps, M.D., formerly our vice president of finance and administration, chief financial officer, secretary and treasurer, to be detrimental to our operations going forward. Rather, it is our belief that Dr. Phelps's recent performance had a negative impact on our operations and his absence should provide an immediate ongoing benefit to Image Technology.' In fact, Dr. Phelps was not fired for cause, he resigned. His resignation was voluntary. There is no reason to believe that the Company will receive any on-going benefit as the result of Dr. Phelps's resignation.

On January 17 2006, Barry C. Muradian informed the Company of his resignation as President, Chief Executive Officer and Principal Accounting Officer, effective January 20 2006. An 8-K was filed with the Securities and Exchange Commission on January 20 2006. In May 2006, the Company and Mr. Muradian signed a "Confidential Separation Agreement, Waiver and General Release". As part of this agreement, Mr. Muradian was paid a total of approximately $22,500, which represents all guaranteed payments due and owing to Mr. Muradian for salary and expenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Image Technology's Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IMTL.OB". These securities commenced trading on December 15, 2000. The following table lists the closing high and low prices of the Company stock during 2005-2007:


                ----------------------------------------------------------------
                        2005                   2006                 2007
                --------------------    ------------------   -----------------
                  HIGH         LOW       HIGH        LOW      HIGH        LOW
                  ----         ---       ----        ---      ----        ---

     1st Qtr.    $ 0.45      $ 0.20     $ 0.35     $ 0.12    $ 0.23     $ 0.16

     2nd Qtr       0.16        0.16      0.14       0.10

     3rd Qtr.      0.25        0.25      0.13       0.08

     4th Qtr.      0.29        0.25      0.45       0.10


As of April 16, 2007, the number of holders of record of Common Stock was 182.

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

ISSUANCE AND SALES OF SECURITIES

During 2005 and 2006, the Registrant issued and sold the securities listed below in transactions exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

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

In February 2005, we issued 100,000 shares of our common stock to Mr. Richard Norell, a member of our Board of Directors, for a purchase price of $0.20 per share, or a total of $20,000.

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



In September of 2006, the Company sold 2,309,583 shares of common stock at a price of $0.10 to a group of seven accredited investors in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. These unregistered shares of common stock were issued with registration rights. The proceeds of this sale of common stock were used to repurchase 2,309,583 shares of common stock at a price of $0.10 from Dr. Carlton Phelps, our former vice president of finance, chief financial officer, secretary and treasurer. The 2,309,583 shares of stock repurchased from Dr. Phelps by the Company were cancelled upon their tender. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006. The net effect of the repurchase and subsequent cancellation of 2,309,583 shares of common stock as described above in combination with the sale of 2,309,583 shares of common stock as described above resulted in no change to the number of shares of common stock outstanding due to this transaction.


The Company converted a total of $374,548 of debt owed to our largest shareholder to 1000 shares of Image Technology Laboratories Convertible Preferred Stock Series B issued to same shareholder in late September 2006. Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the shareholder or the Company may elect to force conversion after two years in units of 100 shares of Convertible Preferred Stock Series B. The Company may also elect to repurchase the Convertible Preferred Stock Series B in units of 100 shares of Convertible Preferred Stock Series B at any time for $432 per share of Convertible Preferred Stock Series B. Fixed interest is accumulated as 12.5 additional shares of Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Convertible Preferred Stock Series B.

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

For the twelve months ending December 31, 2006, we had a net loss $143,707, and have had recurring losses and negative cash flows from our operating activities since inception. On December 31 2006, we had a cash position of $3,264 and a working capital deficiency of $247,315. In February and April 2005, in private placements of the Company's common stock, all of the individual members of our Board of Directors and certain key employees purchased an aggregate of 775,000 shares of our common stock at $0.20 per share, resulting in proceeds to the Company of $155,000. In June 2005, we received net proceeds of $150,000 from the exercise of stock options for 600,000 shares of our common stock at $0.25 per share. In June 2005, the Company secured bridge loan funding of $180,000 from a member of the Company's Board of Directors, from a related party to another member of the Company's Board of Directors and from Alfus Financial Services for use in its operations. The entire amount was repaid including $7,324 interest in September 2005. Also in September 2005, the Company secured bridge loan funding of $50,000 from a member of the Company's Board of Directors for use in its operations.

As a result of our limited capital resources our independent registered public accounting firm has indicated in their report on our financial statements for the year ended December 31, 2006 that there is a substantial doubt about our ability to continue as a going concern. We believe, however, that as a result of the proceeds from our financing activities, as well as anticipated cash flow to be generated by fees from, and sales of our RIS/PACS solution, we will be able to continue to meet our obligations as they become due through at least December 31, 2007. We also believe, but cannot assure, that if needed we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans or equity transactions.

Our cost and expense structures are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources as we have done in 2006. Included in such resources are the expectation of additional short-term loans and/or purchases of additional common stock by the members of our Board of Directors, as well as additional private placements of securities to unrelated third parties. There are no commitments of financing nor is there any assurance, that, if needed, such loans or security purchases will be available. If necessary, we also have the ability to reduce or curtail our planned level of activity. As a result of the aforementioned, our financial statements have been prepared assuming the Company will continue as a going concern and they do not include any adjustments from the outcome of this uncertainty.

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

VALUATION OF LONG-LIVED ASSETS:

We assess the recoverability of long-lived assets, such as equipment and improvements, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets at December 31, 2006. However, should our operating results deteriorate; we may determine that some portion of our long-lived assets is impaired. Such determination could result in non-cash charges to income that could materially affect our financial position and results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

REVENUE:

During the year ended December 31, 2006, our total revenues decreased $26,950, or 3.9% to $672,606 from $699,556 in the prior year.

REVENUE DISCUSSION:

ITL is reporting fiscal year revenues, ending December 31, 2006, of $672,606, essentially flat from the previous year due to lack of new sales in 2006. These revenues were derived solely from the Companies normal line-of-work: developing, selling and servicing medical image and information management systems. During the fiscal year ended December 31, 2005, ITL reported total revenue of $699,556
..

The Company is hopeful that additional sales will take place in 2007 as a result of our continued investments in research and development, and additional focus on marketing. We expect that we will derive our revenues in the future primarily from sales of our WarpSpeed system and associated maintenance charges along with ASP usage fees.

COST OF REVENUE:

The cost of revenue in 2006 of $3,105 represents additional equipment costs of systems sold in 2005 and installed in 2006.

RESEARCH AND DEVELOPMENT EXPENSES:

During the year ended December 31, 2006, we incurred research and development expenses of $381,314 as compared with $403,560 in the preceding year; a decrease of $22,246. These expenses are consistent with ITL's efforts to enhance the WarpSpeed system while controlling costs and are primarily compensation to our Chief Technology Officer and engineering personnel.

SALES AND MARKETING EXPENSES:

During the years ended December 31, 2006 and 2005, we incurred sales and marketing expenses of $17,485 and $145,460, respectively; a decrease of $127,975. The reduction in this category of expenses was largely associated with the departure of Mr. Muradian in January 2006. The Company has focused its efforts on continuing to control costs while identifying appropriate sales personnel and resources. These expenses are expected to increase in 2007 consistent with achieving our revenue goals.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the year ended December 31, 2006, we incurred general and administrative expenses of $414,409 as compared to $434,782 in the prior year, a decrease of $20,373. This reduction was associated with the departure of Mr. Muradian in January 2006. General and Administrative Expenses are attributable to compensation, travel, customer support and infrastructure-related costs. The Company is continuing to work diligently to control costs while focusing on revenue generating activities.

NET LOSS:

The Company continues to improve its performance and reduce its losses. During fiscal year ended December 31, 2006, we incurred a loss of $143,707 ($.01 per share), as compared to a loss of $414,546 ($.03 per share) for the year ended December 31, 2005. This is an improvement of approximately 65%. The Company is aggressively managing costs while focusing on increasing revenues from sales of our systems and software and ASP fees.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2006, we had cash and cash equivalents of $3,264 and a working capital deficiency of $247,315 as compared with a cash position of $40,698 and working capital deficiency of $439,844 in 2005. In comparing FY 2006 with 2005, cash and cash equivalents decreased by $37,434 to $3,264; accounts receivable increased by $82,638 to $194,839 and total current assets increased by $48,346 to $208,705.

During 2006, our operating activities utilized $156,688 of cash. This arose primarily from our net loss of $143,707 as adjusted for a non-cash depreciation addition of $56,816, a non-cash addition of SFAS 123(R) stock based compensation of $97,930, an increase in accounts receivables of $82,638 (taking away from cash), and a decrease in accounts payable and accrued expenses of $81.947 (taking away from cash). In comparison, during 2005, our operating activities utilized $231,009 of cash. This arose primarily from our net loss of $414,546 as adjusted for a non-cash depreciation addition of $56,274 (netting to $358,272), an increase in accounts receivables of $51,153 (taking away from cash), and an increase in accounts payable and accrued expenses of $170,305 (adding to cash)

During 2006 our investing activities used $3,826 of cash, primarily to purchase equipment placed in service to generate revenue. During 2005, $31,298 was used for the same purpose.

The above net uses of cash in 2006 were partially offset by our financing activities which totaled $123,080. This cash was generated by the proceeds from loans from stockholders which netted $230,148 along with $7,545 from our bank line of credit, and reduced by the repayment of notes and long term debt of $114,613. In 2005, the net uses of cash were partially offset by our financing activities which totaled $298,793. This cash was generated by the private placement of common stock and the proceeds from loans from stockholders which netted $581,000 and reduced by the repayment of notes on long term debt of $92,207 and the repayment of loans to stockholders of $190,000.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. On December 31, 2006, the outstanding balance was $66,895.

In January 2004, we closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities.

In February and March 2004, we borrowed an aggregate of $264,000 from Valley Commercial Capital, LLC ("Valley"). These loans required aggregate monthly payments of principal and interest of $8,273 through February 2007 and $4,682 in March 2007. In late August 2006, the remaining balance of these loans, $57,672, was paid. This payoff was funded by a loan from our largest stockholder and was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, was to be repaid over 24 months, beginning in January 2007. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

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

In December 2005, our largest stockholder loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. An additional $22,500 was borrowed from our largest stockholder in March 2006. These amounts were converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375.26 consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006. In September 2006, the Company's largest stockholder loaned the Company $153,375.26, the proceeds of which were used to satisfy the $153,375.26 settlement with Dr. Phelps. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

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

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2007. Management also believes, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS

 Financial Statements


                          INDEX TO FINANCIAL STATEMENTS




                                                               Page

Report of Independent Registered Public Accounting Firm         19

Balance Sheet
    December 31, 2006                                           20

Statements of Operations
    Years Ended December 31, 2006 and 2005                      21

Statements of Changes in Stockholders' Deficiency
    Years Ended December 31, 2006 and 2005                      22

Statements of Cash Flows
    Years Ended December 31, 2006 and 2005                      23

Notes to Financial Statements                                   24-35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Image Technology Laboratories, Inc.

We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2006, and its results of operations and cash flows for the year ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Notes 1 and 2 to the financial statements, among other things, the Company's operations have generated recurring losses and negative cash flows from operating activities, and it had working capital and stockholders' deficiencies at December 31, 2006. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1. The accompanying financial statements as of and for the year ended December 31, 2006 do not include any adjustments that might result from the outcome of this uncertainty.


                                                              /S/ BERENSON LLP
                                                              ----------------

NEW YORK, NEW YORK
APRIL 13, 2007


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
       Cash                                                        $     3,264
       Accounts receivable                                             194,839
       Prepaid expenses and other current assets                        10,602
                                                                   -----------


               TOTAL CURRENT ASSETS                                    208,705

Equipment and improvements, net                                        118,267

Rent - Deposit                                                           1,496
                                                                   -----------

               TOTAL ASSETS                                        $   328,468
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
       Loan payable, stockholder                                   $    50,000
       Loan, Bank line of credit                                        66,895
       Accounts payable and accrued expenses                           217,402
       Accrued compensation payable to stockholders                    121,723
                                                                   -----------

               TOTAL LIABILITIES, ALL CURRENT                          456,020

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
       Preferred stock, par value $.01 per share;
           5,000,000 shares authorized;
           1,500,000 shares issued and outstanding, Series A            15,000
           1,000 shares issued and outstanding,     Series B                10
       Common stock, par value $.01 per share; 50,000,000 shares
           authorized; 15,238,778 shares issued and outstanding        152,388
       Additional paid-in capital                                    3,630,015
       Accumulated deficit                                          (3,924,965)
                                                                   -----------


               TOTAL STOCKHOLDERS' DEFICIENCY                         (127,552)
                                                                   -----------

               TOTAL LIABILITIES AND STOCKHOLDERS'                 $   328,468
               DEFICIENCY
                                                                   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                   2006             2005
                                                                   ----             ----

REVENUE                                                     $    672,606    $    699,556

COST OF REVENUE                                                    3,105         130,300
                                                            ------------    ------------

            GROSS PROFIT                                         669,501         569,256
                                                            ------------    ------------

EXPENSES:
        Research and development                                 381,314         403,560
        Sales and marketing                                       17,485         145,460
        General and administrative  (includes interest           414,409         434,782
        expense of $29,640 for 2006 and $38,859 for 2005)
                                                            ------------    ------------

            TOTAL COST AND EXPENSES                              813,208         983,802
                                                            ------------    ------------

NET LOSS                                                    $   (143,707)   $   (414,546)
                                                            ============    ============


NET LOSS PER COMMON SHARE:
        Basic and diluted                                   $      (0.01)   $       (.03)
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
        Basic and diluted                                     16,739,030      16,336,038
                                                            ============    ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                       IMAGE TECHNOLOGY LABORATORIES, INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                 PREFERRED STOCK SERIES
                                         A & B                 COMMON STOCK
                              --------------------------  -----------------------                                         TOTAL
                                NUMBER                       NUMBER                      ADDITIONAL        ACCUMU-        STOCK-
                                  OF                           OF                          PAID-IN          LATED         HOLDERS'
                                SHARES           AMOUNT      SHARES         AMOUNT         CAPITAL         DEFICIT       DEFICIENCY
                                ------           ------      ------         ------         -------         -------       ----------


Balance, January 1, 2005      1,500,000          15,000    13,863,778       138,638       2,866,297      (3,366,712)       (346,777)

Issuance of common stock
     in private placement                                     775,000         7,750         147,250                         155,000
     In exercise of options                                   600,000         6,000         144,000                         150,000


Net loss                                                                                                   (414,546)       (414,546)
                             ----------    ------------   -----------    ----------    ------------    ------------    ------------

Balance, December 31, 2005    1,500,000    $     15,000    15,238,778    $  152,388    $  3,157,547    $ (3,781,258)   $   (456,323)

Issuance of options for
  Compensation                                                                               97,930                          97,930

Issuance of common stock
  in private placement                                      2,309,583        23,095         207,863                         230,958
Redemption & Cancellation
  of Common Stock                                          (2,309,583)      (23,095)       (207,863)                       (230,958)


Preferred Stock Series B          1,000              10                                     374,538                         374,548

Net loss                                                                                                   (143,707)       (143,707)
                             ----------    ------------   -----------    ----------    ------------    ------------    ------------

Balance, December 31, 2006    1,501,000    $     15,010    15,238,778    $  152,388    $  3,630,015    $ (3,924,965)   $   (127,552)
                             ==========    ============   ===========    ==========    ============    ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                            2006        2005(1)
                                                                         ---------    ---------
OPERATING ACTIVITIES:
     Net loss                                                            $(143,707)   $(414,546)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization of equipment
              and improvements                                              56,816       56,274
           Stock Based Compensation                                         97,930
           Changes in operating assets and liabilities:
              Accounts receivable                                          (82,638)     (51,113)
              Prepaid expenses and other current assets                     (3,142)       8,111
              Accounts payable and accrued expenses                       (123,187)     116,894
              Accrued compensation payable to stockholders                  41,240       53,411
                                                                         ---------    ---------

                 NET CASH USED IN OPERATING ACTIVITIES                    (156,688)    (231,009)
                                                                         ---------    ---------

INVESTING ACTIVITIES - PURCHASE OF EQUIPMENT AND IMPROVEMENTS               (3,826)     (31,298)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from bank line of credit                                       7,545
     Proceeds from private placement of common stock                       230,958      305,000
     Redemption of common stock                                           (230,958)
     Proceeds from loans from stockholders                                 230,148      276,000
     Repayments of loans from stockholders                                             (190,000)
     Repayments of notes payable and long term debt                       (114,613)     (92,207)

                                                                         ---------    ---------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES                 123,080      298,793
                                                                         ---------    ---------

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (37,434)      36,486

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                40,698        4,212
                                                                         ---------    ---------

CASH, END OF YEAR                                                        $   3,264    $  40,698
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                       $  33,877    $  25,498
                                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to
         Cumulative Convertible Preferred Series B stock                 $ 374,548    $       0
                                                                         =========    =========


1. Certain items in the 2005 cash flow statement have been reclassified to conform with the 2006 presentation.

The accompanying notes are an integral part of the financial statements.


                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005

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

The Company has incurred recurring losses and negative cash flows from operating activities since its inception. The Company had cash of $3,264, a working capital deficiency of $247,315 and a stockholders' deficiency of $127,552 as of December 31, 2006. Management expects a reduction in the level of such losses now that sales of the products have commenced. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that should the need arise, such contributions or deferrals might be available to us in the future.

Management believes that as a result of the proceeds from its financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution, the Company should be able to continue to meet its obligations as they become due through at least December 31, 2007 Management also believes that if needed, the Company should be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company's operations will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


USE OF ESTIMATES:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH EQUIVALENTS:
Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. At December 31, 2006, the Company has no cash equivalents.

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

Any unearned revenue would be included in deferred revenue in the balance sheet. At December 31, 2006, the Company had no unearned revenue.

The Company derived substantially all of its revenues in both 2006 and 2005 from a limited number of customers, and all of its accounts receivable are also from these same few customers. The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2006.

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

ACCOUNTS RECEIVABLE:
Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005

reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management's review, there is no need for an allowance for doubtful accounts as of December 31, 2006.

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

NET EARNINGS (LOSS) PER COMMON SHARE:
The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares Series A and the 1,000 preferred shares Series B outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the years ended December 31, 2006 and 2005 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


Since the Company had net losses in 2006 and 2005, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at December 31, 2006 and 2005, respectively, were not considered in the computation of loss per share as they would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future.


ACCOUNTING FOR STOCK BASED COMPENSATION
In 2006, the Company adopted SFAS 123 (R) "Accounting for stock based compensation" under the "modified prospective application". No stock-based compensation awards were granted in 2006. Stock-based compensation expense recognized in the year ended December 31, 2006 was $97,930.

Prior to January 1, 2006, the Company accounted for its stock based compensation plans under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensations - Transition and Disclosure", to stock-based employee compensation for the year ended December 31, 2005:

                                                                2005
                                                            ----------

Net loss - as reported                                      $(414,546)
Deduct total based employee based
  compensation expense determined under
  a fair value based method for all awards,
  net of related taxes                                       (148,911)

Net loss - pro forma                                        $(563,457)

Loss Per Share:

Basic loss per share - as reported                          $    (.03)

Basic loss per share - pro forma                            $    (.03)



The fair value of each option granted was estimated as of the date of grant using the Black-Scholes Option-Pricing-Model with the following weighted average assumptions:

                                               2005
Expected volatility                           110.0%
Risk-free interest rate                       4.22%
Expected years of option term                   10
Expected dividends                              0%

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

NEW ACCOUNTING PRONOUNCEMENTS:
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS 154 requires retrospective application to prior period's financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company's results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 157 - Fair Value Measurements ("SFAS157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.

Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company will adopt FIN No. 48 effective beginning on January 1, 2007. The Company is currently evaluating the impact this interpretation may have on its future financial position, results of operations, earnings per share, or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either
(1) the error quantified as the amount by which the current year income statement was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). The guidance provided in SAB 108 requires

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005

both methods to be used in evaluating materiality ("dual approach"). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting the Company's consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on the Company's financial position, results of operations, earnings per share or cash flows.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS:
Equipment and improvements consist of the following at December 31, 2006:

Equipment                                                           $ 304,674
Furniture                                                               9,140
Leasehold improvements                                                  3,505
                                                                --------------
        Total                                                         317,319
Less accumulated depreciation and amortization                        199,052
                                                                --------------
        Total                                                       $ 118,267
                                                                ==============

Depreciation and amortization expense amounted to $56,816 and $56,274 in 2006 and 2005, respectively.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:
During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date extended to September 2007.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


NOTE 5 - LONG-TERM DEBT:
In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan was evidenced by a promissory note, which provided for interest at 8% per annum and called for monthly payments of principal and interest of $3,917 through February 2, 2007. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provided for interest at 8% per annum and called for monthly payments of principal and interest of $4,356 through March 29, 2007. As of December 31, 2006, the outstanding balances on these loans aggregated $0. The loans were secured by equipment owned by the Company located at two customer sites, and an assignment of a contract with one of these customers. In addition, the loans were secured by a personal guarantee of the Estate of Dr. Ryon. The remaining balance of these loans, $57,672, was paid in August 2006 as described in Note 4.

NOTE 6 - ACCRUED COMPENSATION PAYABLE TO STOCKHOLDERS:
As of December 31, 2006, accrued compensation payable to stockholders was $121,723, all of which is reflected as a current liability.

NOTE 7 - STOCKHOLDERS' DEFICIENCY:
PREFERRED STOCK:
As of December 31, 2006, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

The Company converted a total of $374,548 of debt owed to our largest shareholder to 1000 shares of Image Technology Laboratories Convertible Preferred Stock Series B issued to same shareholder in late September 2006. Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the shareholder or the Company may elect to force conversion after two years in units of 100 shares of Convertible Preferred Stock Series B. The Company may also elect to repurchase the Convertible Preferred Stock Series B in units of 100 shares of Convertible Preferred Stock Series B at any time for $432 per share of Convertible Preferred Stock Series B. Fixed interest is accumulated as 12.5 additional shares of Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Convertible Preferred Stock Series B.

The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid.

PRIVATE PLACEMENT OF COMMON SHARES:
In February 2005, the Company concluded a private placement of its common stock with each member of its Board of Directors and two key employees. Pursuant to such transaction, the Company sold an aggregate of 525,000 shares at $.20 per share, the approximate fair value on the date of closing, resulting in aggregate proceeds to the Company of $105,000.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


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

NOTE 8 - INCOME TAXES:
As of December 31, 2006, the Company had net operating loss carryforward of approximately $2,800,000 available to reduce future Federal and state taxable income that will expire at various dates through 2024. The Company's only other material temporary difference as of that date was approximately $121,000 attributable to accrued compensation payable to shareholders. Due to the uncertainties related to, among other things, the possible future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $1,120,000 (of which $1,071,000 was attributable to the net operating loss carryforwards and $49,000 was attributable to the future deductibility of the accrued compensation) by an equivalent valuation allowance as of December 31, 2006.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company's financial instruments at December 31, 2006 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to stockholders and accrued compensation payable to stockholders. In the opinion of management, cash, accounts receivable, accounts payable and accrued expenses, and notes payable were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


On April 1, 2005, the Company granted options under the plan to Mr. Muradian, its Chief Executive Officer, for the purchase of 700,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through April 1, 2015. Mr. Muradian resigned from the Company on January 20, 2006. Mr. Muradian's options were cancelled on April 20, 2006.

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The Estate of Dr. Ryon exercised 600,000 options in June 2005 and his remaining 400,000 options were cancelled at that time. No other options were exercised by any of the Named Executive Officers during the fiscal year ended December 31, 2006 or December 31, 2005. Mr. Muradian resigned from the Company on January 20, 2006 and his 800,000 options were cancelled on April 20, 2006. The value of unexercised options held by any such persons as of December 31, 2006 was as follows:


         Total number of shares underlying unexercised options       3,100,000
         Exercisable options                                         2,000,000
         Un-exercisable Options                                      1,100,000
         Value of in-the-money options
                                                                   $     --

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005


The following table summarizes information about stock options outstanding at December 31, 2006

                           Options Outstanding              Options Exercisable
              ------------------------------------------  ----------------------
                                  WEIGHTED
                  NUMBER          AVERAGE       WEIGHTED     NUMBER     WEIGHTED
  EXERCISE      OUTSTANDING      REMAINING       AVERAGE  OUTSTANDING    AVERAGE
   PRICE            AT          CONTRACTUAL     EXERCISE      AT        EXERCISE
   RANGE       DEC 31, 2006     LIFE (YEARS)     PRICE   DEC 31, 2006     PRICE
   -----       ------------    ------------      -----   ------------     -----
  $ 0.33         1,000,000         3.0         $ 0.33    1,000,000     $    0.33
  $ 0.20           550,000         8.1         $ 0.20      550,000     $    0.20
  $ 0.22           800,000         8.3         $ 0.22      200,000     $    0.22
  $ 0.26           750,000         8.4         $ 0.26      250,000     $    0.26
               ------------    ------------    -------   ----------    ---------
                 3,100,000         6.6         $ 0.26    2,000,000     $    0.27
               ============    ============    =======   ==========    =========


Upon the resignation of the financial consultant in January 2005, his options for 50,000 shares at $.85 per share were cancelled. Mr. Muradian's total of 800,000 options were cancelled on April 20, 2006.

A summary of stock option activity under the plan as of December 31, 2006, and changes during the year then ended is as follows:

                                     Shares     Weighted    Weighted   Aggregate
                                                average     average    Intrinsic
                                                exercise    remaining   Value
                                                price      contractual
                                                             term

Options outstanding at
  December 31, 2005                  3,900,000   $ 0.26
Options granted                              0   $    0
Options exercised                            0   $    0
Options forfeited or expired           800,000   $ 0.27
                                  ------------   --------
Outstanding at December 31, 2006     3,100,000   $ 0.26       6.6         $ 0
                                  ============   ======== ============= ========
Exercisable at December 31, 2006     2,000,000   $ 0.27       5.6         $ 0
                                  ============   ======== ============= ========


As of December 31, 2006, there was $167,983 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan.

NOTE 11 - WARRANTS

As of December 31, 2006, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.

NOTE 12 - WORKING CAPITAL LOAN AGREEMENT:
 During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation Outstanding borrowings bear interest payable

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005

monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder. At December 31, 2006, there was $66,895 outstanding under this agreement.

NOTE 13 - LEGAL PROCEEDINGS
The Company was party to an arbitration proceeding commenced by Dr. Carlton Phelps before the American Arbitration Association in New York City. Dr. Phelps, a former officer and director of the Company claimed that he had been constructively discharged in violation of his employment agreement by virtue of a significant diminution of his duties and responsibilities at the Company. He also claimed that he had been defamed in the Company's public filings when it was asserted that he had been discharged for cause. The Company denied the allegations and affirmatively sought the return by Dr. Phelps of some or all of his stock on the basis of his breach of fiduciary responsibilities. By Opinion and Award dated February 25, 2004, the Arbitrator determined that Dr. Phelps had not been constructively discharged, but had voluntarily resigned. As a consequence, all of Dr. Phelps' claims for monetary awards were dismissed but, as to the defamation claim, the Company was directed to amend prior filings to reflect that he was not terminated for cause. The Company's claim for return of Dr. Phelps's stock was denied. On September 15th, 2004, the Arbitrator awarded attorneys' fees and arbitration expenses totaling $120,810 and $9,250, respectively to Dr. Phelps. A total of $130,060 was added to the expenses in the Company's 2004 and 2005 Statement of Operations and the liabilities have been increased by the same amount in the Company's Balance Sheets of December 31, 2004 and December 31, 2005.

With respect to the Company's arbitration with Dr. Carlton Phelps (which was discussed in detail in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004), Dr. Phelps commenced a proceeding in New York State Supreme Court, Albany County, to confirm the arbitrator's award. The Company had opposed confirmation and, in the alternative, sought a modification of the award. By decision and judgment dated June 4, 2006, Justice Teresi of the Supreme Court, Albany County confirmed the award of the arbitrator issued on September 4, 2004, and denied the Company's motion to vacate or modify that award with respect to the award of attorneys' fees and expenses to Dr. Phelps. A detailed discussion of the arbitration award was included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

On January 17 2006, Barry C. Muradian informed the Company of his resignation as President, Chief Executive Officer and Principal Accounting Officer, effective January 20 2006. An 8-K was filed with the Securities and Exchange Commission on January 20 2006. In May 2006, the Company and Mr. Muradian signed a "Confidential Separation Agreement, Waiver and General Release". As part of this agreement, Mr. Muradian was paid a total of approximately $22,500, which represents all guaranteed payments due and owing to Mr. Muradian for salary and expenses.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2006 AND 2005

NOTE 14 - COMMITMENTS
The Company is obligated for office space under an operating lease agreement expiring in September 2007. The minimum annual lease payments are approximately:

Year ending December 31, 2007               $ 7,875

Annual rent expense for the years ended December 31, 2006 and 2005 was approximately $10,700 and $11,900, respectively.

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

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B, OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

SECTION 16(A) REPORTING
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers and directors have been complied with.

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


LEWIS M. EDWARDS, 52, is a founder and principal stockholder of Image Technology Laboratories, Inc. and a co-developer of WarpSpeed. He was appointed to the Board of Directors and elected by the Board to serve as the Company's Vice President of Research and Development and Chief Technology Officer in December 1997. Mr. Edwards was promoted to Executive Vice-President of Research and Development and Chairman of the Board of Directors in December 2004. Mr. Edwards has served as a Senior Technical Staff Member at IBM since 1993, having joined IBM as a junior engineer in 1976. He was an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies. He has provided computer and network consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a Bachelor of Science in Electrical Engineering magna cum laude from Princeton University and an Master of Science in Computer Engineering from Syracuse University.

RICHARD V. NORELL, 61, was appointed to our Board of Directors in April 2002. Since 1995 he has served as a consultant in securities law compliance matters, after being employed 26 years with the U.S. Securities and Exchange Commission, Washington, D.C. in the Division of Enforcement, from 1972 to 1995. Mr. Norell acted as the Division's Chief of Market Surveillance overseeing the Division's investigators and financial analysts. In addition to implementing programs for detecting securities fraud and improper conduct, Mr. Norell advised the Director of the Division concerning policy issues and emerging problems in the securities industry. Mr. Norell graduated American University, Washington, D.C. with an MBA in Investment Analysis, University of Rochester, Rochester, N.Y. Bachelor of Arts, in Economics. Mr. Norell currently resides in Great Falls, VA.

ROBERT G. CARPENTER, 69, was appointed to our Board of Directors in April 2002. Mr. Carpenter brings extensive business experience from a career spanning over 30 years in a succession of executive management positions overseeing technology, engineering, marketing and business development at Bell Research Labs in NJ, IBM Yorktown Heights Research Center, and IBM Development Labs in Kingston and Poughkeepsie, NY. Retired from IBM in 1991, Mr. Carpenter currently serves as Chief Engineering Liaison on a $6.7 million water facilities project in the County of Ulster, NY. Mr. Carpenter resides in Saugerties, NY.

JOHN J. NACCARATO, 74, was appointed to our Board of Directors in April 2002. He served for 26 years as District Representative to the late United States Congressman Hamilton Fish, Jr., with oversight responsibility for three District offices, under the direct supervision of Congressman Fish. From 1988 to the present, Mr. Naccarato has held the office of Ulster County Legislator, serving on Mental Health and Ways and Means committees, and chairing the Criminal Justice / Public Safety Committee. A former President of the Central Businessmen's Association, Mr. Naccarato serves on the Ulster County Community Action Board, United Way Board, City of Kingston Board of Assessment, and the board of the Catskill Regional OTB Corporation. Mr. Naccarato currently resides in Kingston, NY.


                         NON-DIRECTOR EXECUTIVE OFFICERS

BARRY MURADIAN, 50, was President, Chief Executive Officer and Principal Accounting Officer of Image Technology Laboratories, Inc. since December 2004 until his resignation in January 2006. Mr. Muradian was formerly Vice President and Chief Operating Officer of Image Technology Laboratories since May 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for each of the Company's fiscal years ended December 31, 2006 and 2005 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2006 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2006:


ANNUAL COMPENSATION

                                                   OTHER                                  ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY ($)    BONUS ($)  ($) ANNUAL    COMPENSATION (S)
-----------------------------------  -------   ------------   ----------  ----------  --------------------

Lewis M. Edwards                       2006       $150,000       $ 0                        (1)
Chairman, Executive Vice-President,    2005       $150,000       $ 0
Chief Technical Officer

Barry C. Muradian (2)                  2006       $150,000       $ 0                        (1)
President and Chief                    2005       $150,000       $ 0
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


Lewis M. Edwards is engaged as Executive Vice President, Chief Technical Officer, Principal Accounting Officer and Chairman. Mr. Edwards did not renew his prior employment agreement in 2006 and to date, has not renewed his employment agreement for 2007. He has been provided with the following:


- a minimum annual base salary of $150,000 payable in regular equal installments in accordance with our general payroll practices.


- an annual performance bonus at the end of each calendar year as determined in good faith by the Board based upon its annually established goals. Since the beginning of his employment by the Company, Mr. Edwards has not received any annual performance bonus.

- participation in all retirement plans, health and other group insurance programs, stock option plans and other fringe benefit plans which we may now or hereafter in the Board of Directors' discretion make available generally to its executives or employees. Since the beginning of his employment by the Company, Mr. Edwards has not participated in any retirement plan, health or other group insurance program.


- term life insurance in the amount of $300,000, short-term and long-term disability insurance in the amount of not less than 60% of base salary, unless such insurance is not available at commercially reasonable rates. Since the beginning of his employment by the Company, Mr. Edwards has not been provided with term life or disability insurance.

                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no options granted to any Executive Officers during 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2007, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.


----------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF                                            BENEFICIAL OWNERSHIP     PERCENT OF OUTSTANDING
BENEFICIAL OWNER                        TITLE OF CLASS        AS OF APRIL 10, 2007(1)     SHARES IN CLASS (2)
---------------------------------------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS
-------------------------------------- ------------------------------------------------------------------------
Lewis M. Edwards
TechCity
602 Enterprise Drive
Kingston, New York  12401              Common Stock               4,179,583                   27.43%
-------------------------------------- ------------------------------------------------------------------------
                                       Preferred Stock A            500,000                   33.33%
-------------------------------------  ------------------------------------------------------------------------
Richard V. Norell
TechCity
602 Enterprise Drive
Kingston, New York  12401              Common Stock                 340,500                    2.23%

-------------------------------------  ------------------------------------------------------------------------
Robert G. Carpenter
TechCity
602 Enterprise Drive
Kingston, New York  12401              Common Stock                 395,000                    2.59%

-------------------------------------  ------------------------------------------------------------------------
John J. Naccarato
TechCity
602 Enterprise Drive
Kingston, New York  12401              Common Stock                  70,000                              *

-------------------------------------  ------------------------------------------------------------------------

ALL OFFICERS AND
DIRECTORS AS A GROUP
-------------------------------------  ------------------------------------------------------------------------

                                       Common Stock               4,985,083                   32.71%
-------------------------------------  ------------------------------------------------------------------------
                                      Preferred Stock A             500,000                   33.33%
---------------------------------------------------------------------------------------------------------------

GREATER THAN 5% SHAREHOLDERS
---------------------------------------------------------------------------------------------------------------
Valerie McDowell
1122 Barnegat Lane
Mantoloking, New Jersey 08738          Common Stock               3,961,667                  26.00%
-------------------------------------  ------------------------------------------------------------------------
                                       Preferred Stock A            500,000                  33.33%
-------------------------------------  ------------------------------------------------------------------------
                                       Preferred Stock B              1,000                    100%
-------------------------------------  ------------------------------------------------------------------------

Allen M. McDowell
7 Tall Timber Drive
Morristown, NJ  07960                  Common Stock               1,133,833                  7.44%
-------------------------------------  ------------------------------------------------------------------------



(1) Includes for Mr. Edwards, options to purchase 1,400,000 shares of common stock exercisable within 60 days, and warrants for Mr. Carpenter to purchase 135,000 shares of common stock.

(2) Based upon 15,238,778 shares of common stock, 1,501,000 shares of preferred stock Series A and 1,0000 shares of preferred stock Series B outstanding.


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

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date extended to September 2007.

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven. Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the shareholder or the Company may elect to force conversion after two years in units of 100 shares of Convertible Preferred Stock Series B. The Company may also elect to repurchase the Convertible Preferred Stock Series B in units of 100 shares of Convertible Preferred Stock Series B at any time for $432 per share of Convertible Preferred Stock Series B. Fixed interest is accumulated as 12.5 additional shares of Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Convertible Preferred Stock Series B.

On January 17 2006, Barry C. Muradian informed the Company of his resignation as President, Chief Executive Officer and Principal Accounting Officer, effective January 20 2006. An 8-K was filed with the Securities and Exchange Commission on January 20 2006. In May 2006, the Company and Mr. Muradian signed a "Confidential Separation Agreement, Waiver and General Release". As part of this agreement, Mr. Muradian was paid a total of approximately $22,500, which represents all guaranteed payments due and owing to Mr. Muradian for salary and expenses.

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375.26 consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006.

In September of 2006, the Company sold 2,309,583 shares of common stock at a price of $0.10 to a group of seven accredited investors in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. These unregistered shares of common stock were issued with registration rights. The proceeds of this sale of common stock were used to repurchase 2,309,583 shares of common stock at a price of $0.10 from Dr. Carlton Phelps, our former vice president of finance, chief financial officer, secretary and treasurer. The 2,309,583 shares of stock repurchased from Dr. Phelps by the Company were cancelled upon their tender. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006. The net effect of the repurchase and subsequent cancellation of 2,309,583 shares of common stock as described above in combination with the sale of 2,309,583 shares of common stock as described above resulted in no change to the number of shares of common stock outstanding due to this transaction.

ITEM 13. EXHIBITS

Refer to the list of Exhibits, which are being filed as a part of this report.

A. EXHIBITS




EXHIBIT NO.       DESCRIPTION
---------- ---------------------------------------------------
  3.1*    Certificate of Incorporation of Image Technology Laboratories, Inc.
  3.2* Certificate of Amendment to Certificate of Incorporation of Image Technology Laboratories, Inc. dated December 23, 1999
  3.3*    By-Laws of Image Technology Laboratories, Inc.
  4.1* Specimen certificate for common stock of Image Technology Laboratories, Inc.
  4.2* Specimen certificate for preferred stock of Image Technology Laboratories, Inc.
  4.3*    Form of Private Placement Warrant
  4.4*    Form of Investor Warrant
  4.5*    Form of Oakes Warrant
  4.6*    Form of Subscription Agreement

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

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

AUDIT FEES

For the fiscal year ended 2006, our Independent Registered Public Accounting Firm, Berenson LLP, charged aggregate fees of $46,525 for the audit of our annual financial statements and 10-KSB.

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J. H. Cohn LLP, charged aggregate fees of $34,500 for the audit of our annual financial statements and 10-KSB.



AUDIT RELATED FEES

For the fiscal year ended 2006, our Independent Registered Public Accounting Firm, Berenson LLP, charged aggregate fees of $0 for work related to the audit of our annual financial.

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J. H. Cohn LLP charged aggregate fees of $1,557 for work related to the audit of our annual financial.



TAX FEES:

For the fiscal year ended 2006, our Independent Registered Public Accounting Firm, Berenson LLP, charged aggregate fees of $0 for tax services.

For the fiscal year ended 2005, our former Independent Registered Public Accounting Firm, J.H. Cohn LLP, charged aggregate fees of $0 for tax services.



ALL OTHER FEES:

For the fiscal year ended 2006, our Independent Registered Public Accounting Firm, Berenson LLP, charged $0 for other fees.

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

DATE: APRIL 15, 2007



Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                             Date
----------------------------    ------------------------------    --------------

/S/ LEWIS M. EDWARDS            CHAIRMAN, BOARD OF DIRECTORS      APRIL 15, 2007
----------------------------
LEWIS M. EDWARDS

/S/ ROBERT CARPENTER            DIRECTOR                          APRIL 15, 2007
----------------------------
ROBERT CARPENTER

/S/ JOHN NACCARATO              DIRECTOR                          APRIL 15, 2007
----------------------------
JOHN NACCARATO

/S/ RICHARD NORRELL             DIRECTOR                          APRIL 15, 2007
----------------------------
RICHARD NORRELL