Form 10QSB
period 2007-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2007-05-15
CIK 1110648

IMAGE TECHNOLOGY LABORATORIES, INC.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of March 31, 2007, there were 15,238,778 shares of the registrant's common stock outstanding.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                      INDEX

                                                                       PAGE NO.
PART I - FINANCIAL INFORMATION                                               2
Item 1 - Financial Statements                                                2
Condensed Balance Sheets                                                     3
Condensed Statements of Operations                                           4
Condensed Statement of Changes in Stockholders' Deficiency                   5
Condensed Statements of Cash Flows                                           6
Notes to Condensed Financial Statements                                      7
Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   10
Item 3 - Controls and Procedures                                            15
PART II - OTHER INFORMATION                                                 16
Item 1 - Legal Proceedings                                                  16
Item 2 - Changes in Securities                                              16
Item 3 - Defaults Upon Senior Securities                                    16
Item 4 - Submission of Matters to a Vote of Security Holders                16
Item 5 - Other Information                                                  16
Item 6 - Exhibits and Reports on Form 8-K                                   16
SIGNATURES                                                                  18
EXHIBIT 31.1 - CERTIFICATION                                                19
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                     20

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                             MARCH 31, 2007     DECEMBER 31, 2006
                                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $          21,386    $           3,264
 Accounts receivable                                                                 129,441              194,839
 Prepaid expenses and other current assets                                            20,953               10,602
                                                                           -----------------    -----------------

   TOTAL CURRENT ASSETS                                                              171,780              208,705

 Equipment and improvements, net                                                     104,757              118,267
 Rent - deposit                                                                        1,496                1,496
                                                                           -----------------    -----------------

   TOTAL ASSETS                                                            $         278,033    $         328,468
                                                                           =================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Loan payable to stockholder                                               $          50,000    $          50,000
 Loan: Bank line of credit                                                            72,069               66,895
 Accounts payable and accrued expenses                                               204,070              217,402
 Accrued compensation payable to stockholders                                        130,211              121,723
                                                                           -----------------    -----------------

   TOTAL LIABILITIES, ALL CURRENT                                                    456,350              456,020
                                                                           -----------------    -----------------

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
   1,500,000 shares issued and outstanding, Series A                                  15,000               15,000
   1,012 and 1,000 shares issued and outstanding, Cumulative Convertible
   Series B                                                                            5,194                   10

 Common stock, par value $.01 per share; 50,000,000 shares authorized;
   15,238,778 shares issued and outstanding                                          152,388              152,388

 Additional paid-in capital                                                        3,654,498            3,630,015
 Accumulated deficit                                                              (4,005,397)          (3,924,965)
                                                                           -----------------    -----------------

   TOTAL STOCKHOLDERS' DEFICIENCY                                                   (178,317)            (127,552)
                                                                           -----------------    -----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $         278,033    $         328,468
                                                                           =================    =================

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                           (UNAUDITED)
                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                          ---------------
                                                        2007           2006
                                                        ----           ----

REVENUE:
   Systems / software: license fees and sales       $    104,700   $    154,480
   Service Income                                            256          7,500
                                                    ------------   ------------

            TOTAL REVENUE                                104,956        161,980

COST OF REVENUE:                                              56              0
                                                    ------------   ------------

            GROSS PROFIT                                 104,900        161,980
                                                    ------------   ------------

COSTS AND EXPENSES:
   Research and development                               80,750         86,531
   Sales and marketing                                     3,283          6,375
   General and administrative (includes interest
       expense of $1,777 and $8,125 for the three
       months ending March 31, 2007 and 2006)             71,632        110,781
   Stock based compensation                               24,483         24,483
                                                    ------------   ------------

            TOTAL COSTS AND EXPENSES                     180,148        228,170
                                                    ------------   ------------

NET LOSS                                            $    (75,248)  $    (66,190)
                                                    ============   ============

NET LOSS PER COMMON SHARE:
   Basic and diluted                                $      (0.00)  $      (0.00)

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic and diluted                                  16,739,790     16,738,778
                                                    ============   ============

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2007
                                   (UNAUDITED)

                                    PREFERRED STOCK
                                     SERIES A AND B          COMMON STOCK
                                 --------------------   ----------------------
                                                                                    ADDI-                        TOTAL
                                   NUMBER                 NUMBER                    TIONAL       ACCUMU-        STOCK-
                                     OF                     OF                     PAID-IN        LATED        HOLDERS'
                                   SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT      DEFICIENCY
                                   ------      ------     ------       ------      -------       -------      ----------
Balance, January 1, 2007         1,501,000    $15,010   15,238,778    $152,388   $3,630,015   $(3,924,965)    $(127,552)

 Stock based compensation                                                            24,483                       24,483

 Cumulative Convertible
 Preferred Series B, dividend
 accumulation                           12      5,184                                              (5,184)

Net loss                                                                                          (75,248)      (75,248)
                                 --------------------------------------------------------------------------------------
Balance, March 31, 2007          1,501,012    $20,194   15,238,778   $ 152,388   $3,654,498  $ (4,005,397)    $(178,317)
                                 ======================================================================================

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31
                                                                            --------------
                                                                         2007            2006
OPERATING ACTIVITIES:
    Net loss                                                         $    (75,248)   $    (66,190)
    Adjustments to reconcile net loss to net cash provided
      (used) in operating activities:
         Depreciation and amortization of equipment
            and improvements                                               13,510          14,877
         Stock based compensation                                          24,483          24,483
         Changes in operating assets and liabilities:
            Accounts receivable                                            65,398         (43,133)
            Prepaid expenses and other current assets                     (10,351)         (9,335)
            Accounts payable and accrued expenses                         (13,332)         (3,304)
            Accrued compensation payable to stockholders                    8,488          34,361
                                                                     ------------    ------------
              NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES             12,948         (48,241)
                                                                     ------------    ------------

INVESTING ACTIVITIES - purchase of equipment and improvements                   0          (1,890)
                                                                     ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from bank line of credit                                       5,174          12,064
    Proceeds from loans from stockholders                                       0          22,500
    Repayments of notes payable and long-term debt                              0         (22,672)
                                                                     ------------    ------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                     5,174          11,892
                                                                     ------------    ------------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         18,122         (38,239)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,264          40,698
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     21,386    $      2,459
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $      8,125    $      2,857
                                                                     ============    ============

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006, changes in stockholders' deficiency for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 and 2006. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2006 and for the years ended December 31, 2006 and 2005 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report on the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 Preferred Series A shares and the 1,012 Cumulative Convertible Preferred Series B shares outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the year ended December 31, 2006 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

Since the Company had net losses for the three months ended March 31, 2007 and 2006, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at March 31, 2007 and 2006, respectively, were not considered in the computation of loss per share as they would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future. As of March 31, 2007 and 2006, potentially full dilutive shares totaled 6,062,400 and 3,355,000 respectively.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At March 31, 2007, there was $72,069 outstanding under this agreement.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:

During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Stock Series B in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date has been extended to September 2007.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 5 - STOCK OPTIONS

The Company did not grant any options under the Company's option plan during the quarter ended March 31, 2007.

Prior to January 1, 2006 the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Accounting For Stock-Based Compensation." As a result of SFAS 123R, the Company began expensing the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. For the quarter ending March 31, 2007, the Company expensed $24,483 due to stock options.

NOTE 6 - WARRANTS

As of March 31, 2007, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.

NOTE 7 - FIXED DIVIDENDS

The Company's largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2007 as Fixed Dividends.

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

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $21,386 and a working capital deficiency of $284,570 as of March 31, 2007.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006

REVENUE:

For the three months ended March 31, 2007, our total revenue was $104,956, a decrease of $57,024 from the $161,980 in the year's comparable period, largely attributed to variations in the billed usage fees.

COST OF REVENUE:

For the three months ended March 31, 2007 direct cost of revenue for $56 was incurred. For the three months ending March 31, 2006, our cost of revenue was $0, largely attributable to a lack of systems hardware purchases during this period.

SALES AND MARKETING EXPENSES:

During the three months ended March 31, 2007, we incurred sales and marketing expenses of $3,283, as compared with sales and marketing expenses of $6,375 during the same period of 2006, a decrease of $3,092. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.

NET LOSS:

We incurred a net loss of $75,248 (less than $.01 per share) for the three months ended March 31, 2007 as compared with a loss of $66,190 for the three months ended March 31, 2006. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our total assets were $278,033, a decrease of $50,435 from total assets of $328,468 on December 31, 2006.

As of March 31, 2007, we had cash and cash equivalents and a working capital deficiency of $21,386 and $284,570, respectively.

Net cash provided in our operating activities for the three months ending March 31, 2007 of $12,948 was substantially attributable to our net loss of $75,248 offset by $8,488 in accrued compensation payable to stockholders. Of the net loss of $75,248, $24,483 was stock based compensation expense. The net cash provided by our financing activities was a net of $5,174 from our bank line of credit. Investing activities (purchase of equipment and improvements) for the three months ending March 31, 2007 totaled $ 0.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash increase of $18,122 for the three months ended March 31, 2007.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. As of March 31, 2007, we have $72,069 outstanding under that loan.

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

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, and was to be repaid over 24 months, beginning in January 2007. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date has been extended to September 2007.

In December 2005, our largest stockholder loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. An additional $22,500 was borrowed from our largest stockholder in March 2006. These amounts were converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375 consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006. In September 2006, the Company's largest stockholder loaned the Company $153,375, the proceeds of which were used to satisfy the $153,375 settlement with Dr. Phelps. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans of our line of credit, and $900 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise; such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2007. Management also believes that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date has been extended to September 2007.

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

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

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375 consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006.

In September of 2006, the Company sold 2,309,583 shares of common stock at a price of $0.10 to a group of seven accredited investors in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D there under. These unregistered shares of common stock were issued with registration rights. The proceeds of this sale of common stock were used to repurchase 2,309,583 shares of common stock at a price of $0.10 from Dr. Carlton Phelps, our former vice president of finance, chief financial officer, secretary and treasurer. The 2,309,583 shares of stock repurchased from Dr. Phelps by the Company were cancelled upon their tender. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006. The net effect of the repurchase and subsequent cancellation of 2,309,583 shares of common stock as described above in combination with the sale of 2,309,583 shares of common stock as described above resulted in no change to the number of shares of common stock outstanding due to this transaction.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

The Company converted a total of $374,548 of debt owed to our largest shareholder to 1000 shares of Image Technology Laboratories Cumulative Convertible Preferred Stock Series B issued to same stockholder in late September 2006. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or stockholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B.

Our largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2007 under the terms described above as Fixed Dividends.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

In April 2007, the Company executed an amendment to its contract with Park Avenue Associates in Radiology PC, Binghamton NY to extend the term of the original RIS/PACS contract through December 31, 2008 and for the purchase of additional equipment to provide internet / web access to their images and reports by referring physicians.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            31.1 Certification of Chief Technology Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Technology Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

      (b)   REPORTS ON FORM 8-K.

            None.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/S/ LEWIS M. EDWARDS
--------------------
LEWIS M. EDWARDS,
CHAIRMAN, EXECUTIVE VICE-PRESIDENT,
CHIEF TECHNOLOGY OFFICER, AND PRINCIPAL
ACCOUNTING OFFICER
MAY 15, 2007