Form 10QSB
period 2007-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2007-08-20
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2007 or

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

As of August 20, 2007, there were 15,238,778 shares of the registrant's common stock outstanding.

                      IMAGE TECHNOLOGY LABORATORIES, INC.




                         INDEX


                                                                        PAGE NO.
 PART I - FINANCIAL INFORMATION                                            3
 Item 1 - Financial Statements                                             3
 Condensed Balance Sheets                                                  4
 Condensed Statements of Operations                                        6
 Condensed Statement of Changes in Stockholders' Deficiency                8
 Condensed Statements of Cash Flows                                        9
 Notes to Condensed Financial Statements                                  11
 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15
 Item 3 - Controls and Procedures                                         21
 PART II - OTHER INFORMATION                                              22
 Item 1 - Legal Proceedings                                               22
 Item 2 - Changes in Securities                                           22
 Item 3 - Defaults Upon Senior Securities                                 22
 Item 4 - Submission of Matters to a Vote of Security Holders             22
 Item 5 - Other Information                                               22
 Item 6 - Exhibits and Reports on Form 8-K                                23
 SIGNATURES                                                               24
 EXHIBIT 31.1 - CERTIFICATION                                             25
 EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                  26

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                      IMAGE TECHNOLOGY LABORATORIES, INC.

                            Condensed Balance Sheets

                                                            JUNE 30, 2007    DECEMBER 31, 2006
                                                             (UNAUDITED)
 ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $   657,707    $     3,264
  Accounts receivable                                             96,143        194,839
 Prepaid expenses and other current assets                        21,145         10,602
                                                             --------------------------

    TOTAL CURRENT ASSETS                                         774,995        208,705

 Equipment and improvements, net                                  91,226        118,267
 Rent - deposit                                                    1,496          1,496
                                                             --------------------------

   TOTAL ASSETS                                              $   867,717    $   328,468
                                                             ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Loan payable to stockholder                                 $    50,000    $    50,000
 Loan: Bank line of credit                                        66,841         66,895
 Current portion of long term debt                               106,628              0
 Accounts payable and accrued expenses                           201,864        217,402
 Accrued compensation payable to stockholders                    130,211        121,723
                                                             --------------------------

  TOTAL CURRENT LIABILITIES                                      555,544        456,020

  LONG TERM LIABILITIES
  Long-term debt, less current portion                           547,057              0
                                                             --------------------------

   TOTAL LIABILITIES                                           1,102,601        456,020

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share;
    5,000,000 shares authorized
    1,500,000 shares issued and outstanding, Series A;            15,000         15,000
      1,012 and 1,000 shares issued and outstanding,
      Cumulative Convertible Series B                             10,810             10
 Common stock, par value $.01 per share; 50,000,000 shares
     authorized; 15,238,778 and outstanding                      152,388        152,388
 Additional paid-in capital                                    3,678,980      3,630,015
 Accumulated deficit                                          (4,092,062)    (3,924,965)
                                                             --------------------------

   TOTAL STOCKHOLDERS' DEFICIENCY                               (234,884)      (127,552)
                                                             --------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $   867,717    $   328,468
                                                             ==========================

The accompanying notes are an integral part of the financial statements.


                                               IMAGE TECHNOLOGY LABORATORIES, INC.


                                                CONDENSED STATEMENTS OF OPERATIONS
                                        THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                                          (UNAUDITED)

                                                           THREE MONTHS                     SIX MONTHS
                                                          ENDING JUNE 30,                 ENDING JUNE 30,
                                                          ---------------                 ---------------
                                                        2007            2006             2007           2006
                                                    ------------    ------------   ------------    ------------

REVENUE:
   Systems / software: license fees and sales       $    102,665    $    262,018   $    207,365    $    416,498
   Service Income                                              0               0            256           7,500
                                                    ------------    ------------   ------------    ------------

            TOTAL REVENUE                                102,665         262,018        207,621         423,998

COST OF REVENUE:                                             885             950            941             950
                                                    ------------    ------------   ------------    ------------

             GROSS PROFIT                                101,780         261,068        206,680         423,048
                                                    ------------    ------------   ------------    ------------

COSTS AND EXPENSES:
    Research and development                             100,398          96,694        181,149         183,225
    Sales and marketing                                    4,081           3,115          7,364           9,490
    General and administrative (includes interest
       expense of $1494 and $3516 for the three
       moths and $3272.and $6372. for the six
       months ending June 30, 2007 and 2006,
       respectively)                                      53,867          91,898        125,500         202,680
    Stock based compensation                              24,483          24,483         48,965          48,965
                                                    ------------    ------------   ------------    ------------

             TOTAL COSTS AND EXPENSES                    182,829         216,190        362,978         444,360
                                                    ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                   $    (81,049)   $     44,878   $   (156,297)   $    (21,312)
                                                    ============    ============   ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
   Basic and diluted                                $      (0.00)   $       0.00   $      (0.01)   $       0.00

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic and diluted                                  16,738,778      16,738,778     16,738,778      16,738,778
                                                    ============    ============   ============    ============


See Notes to Condensed Financial Statements.



The accompanying notes are an integral part of the financial statements.


                                                IMAGE TECHNOLOGY LABORATORIES, INC.


                                     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                   SIX MONTHS ENDED JUNE 30, 2007
                                                             (UNAUDITED)

                                      PREFERRED STOCK               COMMON STOCK            ADDI-                         TOTAL
                                    NUMBER                      NUMBER                      TIONAL        ACCUMU-        STOCK-
                                      OF                          OF                       PAID-IN         LATED        HOLDERS'
                                    SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL        DEFICIT      DEFICIENCY


Balance, January 1, 2007          1,501,000    $    15,010     15,238,778   $   152,388   $3,630,015   $(3,924,966)   $  (127,553)

 Stock based compensation                                                                     48,965                       48,965

 Cumulative Convertible
 Preferred Series B, dividend
 accumulation                            25         10,800                                                 (10,800)

Net loss                                                                                                  (156,297)      (156,297)
                                  -----------------------------------------------------------------------------------------------

Balance, June 30, 2006            1,501,025    $    25,810     15,238,778   $   152,388    $3678,980   $(4,092,062)   $  (234,884)
                                  ===============================================================================================








The accompanying notes are an integral part of the financial statements.


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)
                                                                           SIX MONTHS
                                                                          ENDED JUNE 30,

                                                                        2007         2006
OPERATING ACTIVITIES:
    Net loss                                                         $(156,297)   $ (21,312)
    Adjustments to reconcile net loss to net cash
      provided (used) in operating activities:
         Depreciation and amortization of equipment
             and improvements                                           27,041       29,894
         Stock based compensation                                       48,965       48,965
         Changes in operating assets and liabilities:
            Accounts receivable                                         98,696     (108,418)
            Prepaid expenses and other current assets                  (10,543)      (2,757)
            Accounts payable and accrued expenses                      (15,536)      (4,804)
            Accrued compensation payable to stockholders                 8,488       59,825
                                                                     ---------    ---------
              NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES             814        1.393


INVESTING ACTIVITIES - purchase of equipment and improvements                0       (2,797)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
    Proceeds from (repayments of) bank line of credit                      (54)      11,454
    Proceeds from loans from stockholders                                    0       22,500
    Proceeds from notes payable and long-term debt                     650,000            0
    Proceeds from loans from stockholders                                3,684            0
    Repayments of notes payable and long-term debt                           0      (45,767)
                                                                                  ---------

              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         653,630      (11,813)
                                                                     ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     654,444      (13,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           3,263       40,698
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 657,707    $  27,481
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                    $   3,272    $   6,372
                                                                     =========    =========


The accompanying notes are an integral part of the financial statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006, changes in stockholders' deficiency for the six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 and 2006. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2006 and for the years ended December 31, 2006 and 2005 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 Preferred Series A shares and the 1,025 Cumulative Convertible Preferred Series B shares outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the year ended December 31, 2006 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

The Company had a net loss for the three months and six months ended June 30, 2007 and net losses for the six months ended June 30, 2006, and a small positive income for the three months ended June 30, 2006. The assumed effects of the exercise of vested options to purchase 1,850,000 and 1,400,000 common shares at June 30, 2007 and 2006, respectively, and warrants to purchase 230,000 common shares outstanding at June 30, 2007 would be anti-dilutive or insignificant and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At June 30, 2007, there was $66,841 outstanding under this agreement.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of June 30, 2007, there was $650,000 outstanding under this agreement. Fixed fees payable to PowerLease were $10,402.



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

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 5 - STOCK OPTIONS

The Company did not grant any options under the Company's option plan during the quarter ended June 30, 2007.

Prior to January 1, 2006 the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Accounting For Stock-Based Compensation." As a result of SFAS 123R, the Company began expensing the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. For the quarter ending June 30, 2007, the Company expensed $24,483 due to stock options.



NOTE 6 - WARRANTS

As of June 30, 2007, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.


NOTE 7 - FIXED DIVIDENDS

The Company's largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2007 as Fixed Dividends. An additional 13 shares were accumulated on April 1, 2007

                      IMAGE TECHNOLOGY LABORATORIES, INC.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $657,707 and working capital of $219,451 as of June 30, 2007.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007
          COMPARED WI TH THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

REVENUE:

For the three months ended June 30, 2007, our total revenue was $102,665, a decrease of $159,353 from the $262,018 in the prior year's comparable period. For the six months ended June 30,2007, our total revenue was $207,621, a $216,377 decrease from the $423,998 revenue in the prior year's comparable period, largely attributable to a lack of systems sold during the period.


COST OF REVENUE:

For the three and six months ended June 30, 2007, direct cost of revenue for $885 and $941 was incurred. For the three and six months ending June 30,2006, our cost of revenue was $0 and $950.


SALES AND MARKETING EXPENSES:

During the three months ended June 30, 2007, we incurred sales and marketing expenses of $4,081, as compared with sales and marketing expenses of $3,115 during the same period of 2006, a increase of $966. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan. During the six months ended June 30, 2007 we incurred sales and marketing expenses of $7,364, as compared with sales and marketing expenses of $9,490 during the same period of 2006, a decrease of $2,126.

NET LOSS:

We incurred a net loss of $81,049 (less than $.01 per share) for the three months ended June 30, 2007 as compared with a profit of $44,878 (less than $.01 per share) for the three months ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $156,297 as compared with a net loss of $21,312 for the same period in 2006. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our total assets were $867,717, an increase of $539,249 from total assets of $328,468 on December 31, 2006.

As of June 30, 2007, we had cash and cash equivalents of $657,707 and working capital of $219,451, respectively.

Net cash provided in our operating activities for the six months ending June 30, 2007 of $813 was substantially attributable to our net loss of $156,297 offset by $8,488 in accrued compensation payable to stockholders. Of the net loss of $156,297; $48,965 was stock option compensation expense to employees. The net cash used by our financing activities was a net of $54 from our bank line of credit. The net cash provided from an Accounts Receivable loan was $ 650,000. Investing activities (purchase of equipment and improvements) for the three months ending June 30, 2007 totaled $ 0.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash increase of $654,444 for the six months ended June 30, 2007.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. As of June 30, 2007, we have $66,841 outstanding under that loan.

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

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, and were to be repaid over 24 months, beginning in January 2007. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal and accrued interest associated with this loan is still outstanding, and the maturity date has been extended to September 2007.

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

                      IMAGE TECHNOLOGY LABORATORIES, INC.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of June 30, 2007, there was $650,000 outstanding under this agreement. Fixed fees payable to PowerLease were $10,402.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans, our line of credit, and $900 per month pursuant to a five-year lease commitment ending in October 2007 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise; such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

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

In September of 2006, the Company sold 2,309,583 shares of common stock at a price of $0.10 to a group of seven accredited investors in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D there under. These unregistered shares of common stock were issued with registration rights. The proceeds of this sale of common stock were used to repurchase 2,309,583 shares of common stock at a price of $0.10 from Dr. Carlton Phelps, our former vice president of finance, chief financial officer, secretary and treasurer. The 2,309,583 shares of stock repurchased from Dr. Phelps by the Company were cancelled upon their tender. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006. The net effect of the repurchase and subsequent cancellation of 2,309,583 shares of common stock as described above in combination with the sale of 2,309,583 shares of common stock as described above resulted in no change to the number of shares of common stock outstanding due to this transaction


FORWARD-LOOKING STATEMENTS

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

None.


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

Our largest stockholder accumulated 13 additional shares of Cumulative Convertible Preferred Stock Series B on April 1, 2007 under the terms described above as Fixed Dividends.

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

The Company was notified by its independent registered accounting firm, Berenson, LLP, that effective May 15, 2007 they were terminating their services to the Company as a result of a combination with the Company's prior independent registered accounting firm, J.H. Cohn, LLP. The Company subsequently filed an 8-K with the Securities and Exchange Commission on May 17, 2007. On June 22, 2005, the Board of Directors of the Company elected to discontinue its engagement of J.H. Cohn, LLP as the Company's independent registered accounting firm. The Company subsequently notified J.H. Cohn, LLP of its decision and filed a Form 8-K with the Securities and Exchange Commission on June 29, 2005.

In July 2007, the Company entered into a five year ASP contract with Bon Secours Community Hospital in Port Jervis, NY to install and maintain our WarpSpeed RIS / PACS solution, including HIS connectivity, failover capability via a secondary server and secure Web access.

                      IMAGE TECHNOLOGY LABORATORIES, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     =(a) EXHIBITS.


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

/s/ Lewis M. Edwards
-----------------------
Lewis M. Edwards,
Chairman,
Executive Vice-President,
Chief Technology Officer, and Principal Accounting Officer
August 20, 2007