Form 10QSB
period 2007-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2007-11-20
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2007 or

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

As of November 20, 2007, there were 15,238,778 shares of the registrant's common stock outstanding.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                                      INDEX

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION                                              2
Item 1 - Financial Statements                                               2
Condensed Balance Sheets                                                    3
Condensed Statements of Operations                                          4
Condensed Statement of Changes in Stockholders' Deficiency                  5
Condensed Statements of Cash Flows                                          6
Notes to Condensed Financial Statements                                     7
Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10
Item 3 - Controls and Procedures                                           16
PART II - OTHER INFORMATION                                                17
Item 1 - Legal Proceedings                                                 17
Item 2 - Changes in Securities                                             17
Item 3 - Defaults Upon Senior Securities                                   17
Item 4 - Submission of Matters to a Vote of Security Holders               17
Item 5 - Other Information                                                 17
Item 6 - Exhibits and Reports on Form 8-K                                  18
SIGNATURES                                                                 19
EXHIBIT 31.1 - CERTIFICATION                                               20
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                    21

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                            SEPTEMBER 30, 2007     DECEMBER 31, 2006
                                                                                (UNAUDITED)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                             404,420                 3,264
 Accounts receivable                                                                   110,833               194,839
 Prepaid expenses and other current assets                                               8,637                10,602
                                                                            ------------------    ------------------
   TOTAL CURRENT ASSETS                                                                523,890               208,705
 Equipment and improvements, net                                                       155,561               118,267
 Rent - deposit                                                                          1,496                 1,496
                                                                            ------------------    ------------------
   TOTAL ASSETS                                                                        680,947               328,468
                                                                            ==================    ==================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
 Loan payable to stockholder                                                $                0    $           50,000
 Loan: Bank line of credit                                                              68,316                66,895
 Current portion of long-term debt                                                     109,180                     0
 Accounts payable and accrued expenses                                                 196,796               217,402
 Accrued compensation payable to stockholders                                          113,597               121,723
                                                                            ------------------    ------------------
   TOTAL CURRENT LIABILITIES                                                           487,889               456,020

Long-term debt, less current portion                                                   515,101                     0
Notes payable to stockholders, less current portion                                      3,684                     0
                                                                            ------------------    ------------------
   TOTAL LIABILITIES                                                                 1,006,674               456,020
                                                                            ------------------    ------------------
STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
   1,500,000 shares issued and outstanding, Series A                                    15,000                15,000
   1,037 and 1, 000 shares issued and outstanding, Cumulative Convertible
   Series B                                                                             15,994                    10
 Common stock, par value $.01 per share; 50,000,000 shares authorized;
   15,238,778 shares authorized and outstanding                                        152,388               152,388

 Additional paid-in capital                                                          3,703,463             3,630,015
 Accumulated deficit                                                                (4,212,571)           (3,924,965)
                                                                            ------------------    ------------------
   TOTAL STOCKHOLDERS' DEFICIENCY                                                     (325,727)             (127,552)
                                                                            ------------------    ------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $          680,947    $          328,468
                                                                            ==================    ==================

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                            THREE MONTHS                    NINE MONTHS
                                                         ENDED SEPTEMBER 30,            ENDING SEPTEMBER 30,
                                                        2007            2006            2007            2006
                                                        ----            ----            ----            ----
REVENUE:
   Systems/ software: license fees and sales        $    131,114    $     98,786    $    338,478    $    515,249
   Dividend Income                                         5,087               0           5,087               0
   Service Income                                                          2,000             256           9,500
                                                    ------------    ------------    ------------    ------------

            TOTAL REVENUE                                136,201         100,786         343,821         524,749

COST OF REVENUE:                                           4,209           1,067           5,150           2,017
                                                    ------------    ------------    ------------    ------------

            GROSS PROFIT                                 131,992          99,719         338,671         522,732
                                                    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Research and development                              103,853          93,196         285,002         276,421
   Sales and marketing                                     4,154           3,788          11,518          13,278
   General and administrative (includes interest
      expense of $24,018 and $26,388 for the nine
      months ending September 30, 2007 and 2006,
      respectively; $17,314 and $8,990 for the
      three months ending September 30,2007 and
      2006 respectively )                                114,828          34,240         240,325         236,885
   Stock based compensation                               24,483          24,483          73,448          73,448
                                                    ------------    ------------    ------------    ------------
            TOTAL COSTS AND EXPENSES                     247,318         155,707         610,293         600,032
                                                    ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                   $   (115,326)   $    (55,988)   $   (271,622)   $    (77,300)
                                                    ============    ============    ============    ============
NET (LOSS) PER COMMON SHARE:
   Basic and diluted                                $      (0.01)   $      (0.00)   $      (0.02)   $      (0.00)

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic and diluted                                  16,739,778      16,739,778      16,739,778      16,739,778
                                                    ============    ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                           PREFERRED STOCK,
                                              ALL SERIES              COMMON STOCK
                                         --------------------   ------------------------
                                                                                              ADDI-                        TOTAL
                                          NUMBER                  NUMBER                     TIONAL        ACCUMU-        STOCK-
                                            OF                      OF                       PAID-IN        LATED         HOLDERS'
                                          SHARES      AMOUNT      SHARES         AMOUNT      CAPITAL       DEFICIT       DEFICIENCY
                                          ------      ------      ------         ------      -------       -------       ----------
Balance, January 1, 2007                 1,501,000    $15,010   15,238,778      $152,388    $3,630,015   $(3,924,965)    $(127,553)
 Stock based  compensation                                                                      73,448                      73,448
 Cumulative Convertible
 Preferred Series B, dividend
 Accumulation                                   37     15,984                                                (15,984)
                                         ---------    -------   ----------      --------    ----------   -----------     ---------
Net loss                                                                                                    (271,622)     (271,622)
                                         ---------    -------   ----------      --------    ----------   -----------     ---------
Balance, September 30, 2007              1,501,037    $30,994   15,238,778     $ 152,388    $3,678,980   $(4,212,571)    $(325,727)
                                         =========    =======   ==========      ========    ==========   ===========     =========

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                  -------------------
                                                                                  2007          2006
OPERATING ACTIVITIES:
    Net loss                                                                   $ (271,622)   $  (77,300)
    Adjustments to reconcile net loss to net cash
      Provided (used) in operating activities:
         Depreciation and amortization of equipment
            and improvements                                                       42,408        43,355
         Stock based compensation                                                  73,448        73,448
         Changes in operating assets and liabilities:
            Accounts receivable                                                    84,005       (83,245)
            Prepaid expenses and other current assets                               1,966        (3,081)
            Accounts payable and accrued expenses                                 (20,606)     (145,724)
            Accrued compensation payable to stockholders                           (8,126)       41,241
                                                                               ----------    ----------
              NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                    (98,527)     (151,306)
                                                                               ----------    ----------
INVESTING ACTIVITIES - purchase of equipment and improvements                     (79,702)       (3,826)
                                                                               ----------    ----------
FINANCING ACTIVITIES:
    Proceeds from (repayment of) bank line of credit                                1,421        11,004
    Proceeds from private placement of common stock                                     0       230,958
    Redemption of common stock                                                          0      (230,958)
    Proceeds from notes payable and long- term debt                               624,281
    Proceeds from loans from stockholders                                           3,684       230,148
    Repayments of notes payable and long-term debt                                (50,000)     (114,613)
                                                                               ----------    ----------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    579,386       126,539
                                                                               ----------    ----------
              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                401,157       (28,593)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      3,263        40,698
                                                                               ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  404,420    $   12,105
                                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                              $   24,018    $   32,372
                                                                               ==========    ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to stockholders to Preferred Stock Series B   $        0    $  374,548
                                                                               ==========    ==========

The accompanying notes are an integral part of the financial statements.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006, changes in stockholders' deficiency for the nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 and 2006. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2006 and for the years ended December 31, 2006 and 2005 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the Form 10-KSB.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2007.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share are calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,501,000 Preferred Series A shares and the 1,037 Cumulative Convertible Preferred Series B shares outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the year ended December 31, 2006 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

The Company had a net loss for the three months ended September 30, 2007 and net losses for the nine months ended September 30, 2007 and 2006, and a net gain for the three months ended September 30, 2006. The assumed effects of the exercise of vested options to purchase 1,850,000 and 1,400,000 common shares at September 30, 2007 and 2006, respectively, and warrants to purchase 230,000 common shares outstanding at September 30, 2007 would be anti-dilutive or insignificant and, therefore, they have not been considered in the calculations of diluted per share amounts in the accompanying condensed statements of operations for those periods.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's principal stockholder, Dr. David Ryon. At September 30, 2007, there was $68,316 outstanding under this agreement.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of September 30, 2007, there was $624,281 outstanding under this agreement. Fixed fees payable to PowerLease were $10,402.

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

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal of $50,000 and part of the accrued interest was repaid in July 2007 and the remaining accrued interest of $5,000 associated with this loan is still outstanding.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

NOTE 5 - STOCK OPTIONS

The Company did not grant any options under the Company's option plan during the quarter ended September 30, 2007.

Prior to January 1, 2006 the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting For Stock Issued To Employees". The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Accounting For Stock-Based Compensation." As a result of SFAS 123R, the Company began expensing the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending March 31, 2006. For the quarter ending September 30, 2007, the Company expensed $24,483 due to stock options.

NOTE 6 - WARRANTS

As of September 30, 2007, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.

NOTE 7 - FIXED DIVIDENDS

The Company's largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2007 as Fixed Dividends. An additional 13 and 12 shares were accumulated on April 1, 2007 and July 1, 2007, respectively.

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

We have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $404,420 and a working capital of $36,001 as of September 30, 2007.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
        COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE:

For the three months ended September 30, 2007, our total revenue was $136,201, a increase of $35,415 from the $100,786 in the prior year's comparable period, For the nine months ended September 30,2007, our total revenue was $343,821, a $180,928 decrease from the $524,749 revenue in the prior year's comparable period, largely attributed to variations in the billed usage fees.

COST OF REVENUE:

For the three and nine months ended September 30, 2007, direct cost of revenue for $4,209 and $5,150 was incurred. For the three and nine months ending September 30,2006, our cost of revenue was $1,067 and $2,017

SALES AND MARKETING EXPENSES:

During the three months ended September 30, 2007, we incurred sales and marketing expenses of $4,154, as compared with sales and marketing expenses of $3,788 during the same period of 2006, a increase of $366. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan. During the nine months ended September 30, 2007 we incurred sales and marketing expenses of $11,518, as compared with sales and marketing expenses of $13,278 during the same period of 2006, a decrease of $1,760.

NET LOSS:

We incurred a net loss of $115,326 (less than $.01 per share) for the three months ended September 30, 2007 as compared with a loss of $55,988 for the three months ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $271,622 as compared with a net loss of $77,300 for the same period in 2006(less than $.02 per share). The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.

                       IMAGE TECHNOLOGY LABORATORIES, INC.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our total assets were $680,947, an increase of $352,479 from total assets of $328,468 on December 31, 2006.

As of September 30, 2007, we had cash and cash equivalents and a working capital of $404,420 and $36,001, respectively.

Net cash provided (used) in our operating activities for the 9 months ending September 30, 2007 of ($98,527) was substantially attributable to our net loss of $271,622. offset by $8,488 in accrued compensation payable to stockholders. Of the net loss of $271,622, $73,448 was stock option compensation expense. The net cash used by our financing activities was a net of $1,421 from our bank line of credit. The net cash provided from an Accounts Receivable loan was $ 650,000. Investing activities (purchase of equipment and improvements) for the three months ending September 30, 2007 totaled $ 79,702.

The foregoing activities, i.e., operating, investing and financing, resulted in our net cash increase of $401,157 for the nine months ended September 30, 2007.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. As of September 30, 2007, we have $68,315 outstanding under that loan.

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

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, and were to be repaid over 24 months, beginning in January 2007. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000. The principal of $50,000 and part of the accrued interest were repaid in July 2007 and the remaining accrued interest of $5,000 associated with this loan is still outstanding.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of September 30, 2007, there was $624,281 outstanding under this agreement. Fixed fees payable to PowerLease were $10,402.

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

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2005, the Company received a total of $50,000 in cash as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. All $50,000 of these funds came from a member of the Company's Board of Directors. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan has an annual interest rate of 14%, a maturity of 12 months and can be prepaid upon certain events such as receipt of a certain level of funds from the InMed Services agreement and gross proceeds of equity financing above $500,000 The principal of $50,000 and half of the accrued interest were repaid in July 2007 the remaining accrued interest of $5,000 associated with this loan is still outstanding.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

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

Our largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on July 1, 2007 under the terms described above as Fixed Dividends.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.

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


                              /S/ LEWIS M. EDWARDS
                              -----------------------
                              LEWIS M. EDWARDS,
                              CHAIRMAN,
                              EXECUTIVE VICE-PRESIDENT,
                              CHIEF TECHNOLOGY OFFICER, AND PRINCIPAL
                              ACCOUNTING OFFICER
                              NOVEMBER 20, 2007