Form 10KSB
period 2007-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2008-04-18
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

The issuer's revenues for the most recent fiscal year were $534,438.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.06 last sales price reported by OTC.BB on April 2, 2008 was $389,592.

As of December 31, 2007, the Registrant had issued, and outstanding, 15,238,778 shares of common stock.

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

Further, unified data allows for images to be inserted into the radiologist's report, a radiologist's dictation to be part of the workflow process (and stay totally within the RIS/PACS system), and intelligent, automatic routing of work and data to the next individual(s) in the process flow. The WarpSpeed system also allows the sending of data via integrated e-mail or fax or storing it on a patient CD without evoking assistance outside the WarpSpeed application. ITL StudyNotes may be attached to a patient's study by the radiologist, staff physician or department administrators via an ITL WebViewer, Administrative Workstation, Modality Workstation or Radiologist Display Workstation, and subsequently viewed by these system components.

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

The ITL WarpSpeed system may be configured with a fully redundant hot-standby secondary-server, generally located off-site, to enhance reliability and availability of patient data and images particularly in response to physical disasters. DICOM files, reports, database and transaction log backups are replicated to the secondary-server in near-real time, and the database instance running on the backup-server is kept in synchronization with the primary server within 15 minute intervals. In the event of a disaster, the secondary-server will assume a fully functional primary-server role in 30-45 minutes. ITL is not aware of any other RIS/PACS vendor that provides this capability in our market space. The ITL WarpSpeed system may also be configured with the DVD-stack ITL FileArchiver, allowing local or remote multiple DVD archive copies of DICOM files, reports and databases.

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

The ITL Background Transfer Service (BTS) supports the transfer of DICOM image files from a remote location containing one or more imaging modalities connected to a main site via a WAN. The transfers take place in the background using algorithms that support recovery and restart in the event of network outages and errors while preserving bandwidth for interactive use at the remote site and freeing the technologist from waiting for transfer confirmation. Typically, the DICOM image objects pushed to the Modality Workstation by the imaging modalities are compressed using JPEG Lossless, JPEG-2000 Lossless or JPEG-LS Lossless compression prior to transfer by the BTS to the ITL RIS/PACS server site(s) where they are decompressed for faster access by the Radiologist Display Workstation, described below. The BTS, upon successful transfer of all of the images constituting an imaging study, injects the study into the workflow for assignment by the Workflow Manager.

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

The ITL Modality Workstation is the WarpSpeed software component which is used to create, store, reproduce and transmit digitized images generated by DICOM-compatible diagnostic imaging equipment, including digital radiography, computed radiography, ultrasound, nuclear medicine, digital fluoroscopy, computed tomography, magnetic resonance imaging and digital mammography. The Modality Workstation is normally connected to the diagnostic imaging equipment via a high-speed local area connection. By acting as the DICOM gateway to the ITL WarpSpeed RIS/PACS system, the Modality Workstation enforces the requisite quality control to ensure that incoming studies are properly associated with the correct patient in the RIS, and that the incoming studies are ICD-9 coded by the individuals most closely associated with the actual performance of the study, namely the technologists operating the imaging modality. The Modality Workstation is capable of compressing / decompressing the DICOM images presented to it by the imaging modality using JPEG Lossless, JPEG-2000 Lossless or JPEG-LS Lossless compression.

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

ITL began shipment of its WarpSpeed Web Portal, comprised of the ITL WebServer and ITL WebViewer in the second quarter of 2006, allowing referring clinicians secure access to images and reports using standard PCs running Microsoft Windows 2000 and XP using Microsoft's .NET technology. The ITL WebViewer is fully integrated into the WarpSpeed workflow, allowing a radiologist to logon to one or more sites, view study images and reports, edit or sign reports and add or review ITL StudyNotes.

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

According to market research by Frost & Sullivan, a leading industry research firm, the worldwide market for PACS was $1.8 billion in 2003 and will grow to $4.5 billion by 2010. Millennium Research Group reports that the U.S. market for PACS grew by over 25% in 2004 and, by 2009, will generate nearly $3.0 billion in revenue. Global Industry Analysts, another market research firm, is predicting that the global market for PACS and teleradiology systems will reach $4.4 billion by 2010.

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

With the aging baby boomers starting to place more of a burden on the health care system in the U.S. , ITL expects the diagnostic imaging market to grow to meet this demand. The increased awareness of the importance of Electronic Medical Records (EMR) as a means of controlling medical costs while improving patient care will, no doubt, impact the RIS/PACS market as the images and reports produced from RIS/PACS are an important component in EMR. ITL intends to pursue EMR within the RIS/PACS space and possibly beyond as other opportunities become evident to deploy our technology and expertise in medical information systems. In May 2007, ITL announced its participation in the Southern Tier Health Link Web Portal in association with Park Avenue Radiology. This Web Portal is part of the New York State Health Care Efficiency and Affordability Law for New Yorkers Capital Grant Program, often referred to as the HEAL NY Program. HEAL NY includes identification and support for development and investment in Health Information Technology initiatives at the regional level. HTTP://WWW.HEALTH.STATE.NY.US/TECHNOLOGY

ITL is selling WarpSpeed with two (2) pricing models: The first is an outright capital purchase and the second is a fee per-study-performed basis. The latter plan is an attractive approach for our clients, as there is no capital outlay, the cost is expensed, and the model does not penalize radiologists and clinical staff for multiple consultative reviews of the image data.


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

In January 2004, ITL closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities. ITL expanded it's installation to an off-campus Women's Center in May 2005, for digital mammography and ultrasound, and again in November 2005 at the hospital with the installation of Computed Radiography (CR) modalities as St. Anthony Community Hospital became essentially film-less. Our installation at St. Anthony Community Hospital also includes an ITL Backup Server, a fully-redundant hot-standby server.

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

In April 2007 ITL and Park Ave Radiology amended their contract for the purchase and installation of the ITL WebServer and WebViewer technologies.

In June 2007 , ITL closed a contract with Bon Secours Community Hospital in Port Jervis, NY. Bon Secours Community Hospital is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities. Our installation at Bon Secours Community Hospital also includes an ITL Backup Server, a fully-redundant hot-standby server.

In September 2007 ITL and St. Anthony Community Hospital amended their contract for the installation of the ITL WebServer and WebViewer technologies.

In December 2007, Park Ave Radiology purchased an ITL Primary Server upgrade along with an ITL Backup Server.

In February 2004, the Company borrowed $125,000 from Valley Commercial Capital, LLC ("Valley"). This loan was evidenced by a promissory note and provided for interest at 8% per annum. In March 2004, the Company borrowed an additional $138,997 from Valley, also evidenced by a promissory note, which provided for interest at 8% per annum. The remaining balance of these loans was repaid in August 2006 as described below.

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted into 1,000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividends on the stock accumulate as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B.

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

In September 2005, the Company borrowed $50,000 from a member of the Company's Board of Directors as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan had an annual interest rate of 14%. The principal of $50,000 was repaid in July 2007; $5,000 of the accrued interest was paid in September 2007 and a final accrued interest payment of $5,000 was made in March 2008.

In March 2006, the Company executed an amendment to its contract with Park Avenue Associates in Radiology PC, Binghamton NY to extend the term of the original RIS/PACS contract through December 31, 2008.

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

In September 2006, the Company's largest stockholder loaned the Company $153,375, the proceeds of which were used to satisfy the settlement with Dr. Phelps. This amount, along with other previous loans to the Company by the largest stockholder totaling $374,548 was converted to 1,000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven.

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of December 31, 2007, there was $597,947 outstanding under this agreement. Fixed fees paid to PowerLease were $10,402.

ITEM 2. DESCRIPTION OF PROPERTY

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366.

In September 2002, we executed a five-year lease (at approximately $900 per month) for office space at "TechCity", formerly the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. In December 2007, we executed a five-year lease (at approximately $3000 per month) for larger office space at TechCity. The Company believes that its current facilities will meet its needs for the foreseeable future, including any anticipated growth in marketing / sales, R&D and systems integration / test.

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

In September 2006, the Company entered into a Settlement Agreement with Dr. Phelps whereby the Company paid Dr. Phelps a total of $153,375, consisting of attorneys' fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. Additionally, as part of the Settlement Agreement, Dr. Phelps resold 2,309,583 shares of common stock of Image Technology Laboratories to the Company at $0.10 per share. An 8-K was filed with the Securities and Exchange Commission on October 4, 2006 detailing this event.

On January 17, 2006, Barry C. Muradian informed the Company of his resignation as President, Chief Executive Officer and Principal Accounting Officer, effective January 20, 2006. An 8-K was filed with the Securities and Exchange Commission on January 20, 2006. In May 2006, the Company and Mr. Muradian signed a "Confidential Separation Agreement, Waiver and General Release". As part of this agreement, Mr. Muradian was paid a total of approximately $22,500, which represented all guaranteed payments due and owing to Mr. Muradian for salary and expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Image Technology's Common Stock currently trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IMTL.OB". These securities commenced trading on December 15, 2000. The following table lists the closing high and low prices of the Company stock during 2006-2007:


                     -----------------------------------------------------------
                                2006                            2007
                     ----------------------------    ---------------------------
                           HIGH             LOW          HIGH            LOW

     1st Qtr.             $ 0.35          $ 0.12      $    0.23      $    0.16

     2nd Qtr                0.14            0.10           0.20            0.11

     3rd Qtr.               0.13            0.08           0.18            0.11

     4th Qtr.               0.45            0.10           0.12            0.06


As of April 4, 2007, the number of holders of record of Common Stock was 170.

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

ISSUANCE AND SALES OF SECURITIES

During 2006, the Registrant issued and sold the securities listed below in transactions exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. No securities were sold in 2007.

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

The Company converted a total of $374,548 of debt owed to our largest shareholder into 1,000 shares of Image Technology Laboratories Convertible Preferred Stock Series B issued to same shareholder in late September 2006. Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the shareholder or the Company may elect to force conversion after two years in units of 100 shares of Convertible Preferred Stock Series B. The Company may also elect to repurchase the Convertible Preferred Stock Series B in units of 100 shares of Convertible Preferred Stock Series B at any time for $432 per share of Convertible Preferred Stock Series B. Dividends accumulate as 12.5 additional shares of Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Convertible Preferred Stock Series B.


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

At December 31, 2007, 1,050 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,835,000 shares of Common stock. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $453,600 at any time until forced coversion by either party into Common stock.


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

For the twelve months ending December 31, 2007, we had a net loss $272,164, and have had recurring losses and negative cash flows from our operating activities since inception. On December 31 2007, we had a cash position of $295,495 and $45,833 in working capital.

As a result of our limited capital resources our independent registered public accounting firm has indicated in their report on our financial statements for the year ended December 31, 2007 that there is a substantial doubt about our ability to continue as a going concern. We believe, however, that as a result of the proceeds from our financing activities, as well as anticipated cash flow to be generated by fees from, and sales of our RIS/PACS solution, we will be able to continue to meet our obligations as they become due through at least December 31, 2008. We also believe, but cannot assure, that if needed we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans or equity transactions.

Our cost and expense structures are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources as we have done in 2007. Included in such resources are the expectation of additional short-term loans and/or purchases of additional common stock by the members of our Board of Directors, as well as additional private placements of securities to unrelated third parties. There are no commitments of financing nor is there any assurance, that, if needed, such loans or security purchases will be available. If necessary, we also have the ability to reduce or curtail our planned level of activity. As a result of the aforementioned, our financial statements have been prepared assuming the Company will continue as a going concern and they do not include any adjustments from the outcome of this uncertainty.

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

VALUATION OF LONG-LIVED ASSETS:

We assess the recoverability of long-lived assets, such as equipment and improvements, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets at December 31, 2007. However, should our operating results deteriorate; we may determine that some portion of our long-lived assets is impaired. Such determination could result in non-cash charges to income that could materially affect our financial position and results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

REVENUE:

During the year ended December 31, 2007, our total revenues decreased $138,168, or 20.5% to $534,438 from $672,606 in the prior year. This is largely attributable to a reduction in WarpSpeed system purchase revenue in 2007, and not offset by the revenue stream from an additional ASP useage-fee WarpSpeed system placed into service in December 2007. We also deferred $25,000 in revenue associated with the sale of a system upgrade in late December 2007 which was installed in January 2008.

REVENUE DISCUSSION:

ITL is reporting fiscal year revenues, ending December 31, 2007, of $534,438. These revenues include sales of equipment upgrades at two of our customers and the purchase of an ITL Backup. They do not include a significant contribution from the ASP usage fees at a new installation which became fully operational in early December 2007. Our revenues were derived solely from the Companies normal line-of-work: developing, selling and servicing medical image and information management systems. During the fiscal year ended December 31, 2006, ITL reported total revenue of $672,606.

The Company expects that WarpSpeed system installations will take place in 2008 as a result of our continued investments in research and development, and additional focus on marketing. We expect that we will derive our revenues in the future primarily from sales of our WarpSpeed system and associated maintenance charges along with ASP usage fees.

COST OF REVENUE:

The cost of revenue in 2007 of $19,323 represents equipment costs of upgrades sold in 2007 along with depreciated costs of goods sold associated with our ASP installations. The cost of revenue in 2006 was $3,105.

RESEARCH AND DEVELOPMENT EXPENSES:

During the year ended December 31, 2007, we incurred research and development expenses of $373,670 as compared with $381,314 in the preceding year. These expenses are consistent with ITL's efforts to enhance the WarpSpeed system while controlling costs and are primarily compensation to our Chief Technology Officer and engineering personnel.

SALES AND MARKETING EXPENSES:

During the years ended December 31, 2007 and 2006, we incurred sales and marketing expenses of $15,149 and $17,485, respectively; a decrease of $2,338. The reduction in this category of expenses was largely associated with the departure of Mr. Muradian in January 2006. The Company has focused its efforts on continuing to control costs while identifying appropriate sales personnel and resources. These expenses are expected to increase in 2008 consistent with achieving our revenue goals.

GENERAL AND ADMINISTRATIVE EXPENSES:

During the year ended December 31, 2007, we incurred general and administrative expenses of $300,530 as compared to $316,479 in the prior year, a decrease of $15,949. General and Administrative Expenses are attributable to compensation, travel, customer support and infrastructure-related costs. The Company is continuing to work diligently to control costs while focusing on revenue generating activities.

NET LOSS:

During fiscal year ended December 31, 2007, we incurred a loss of $272,164 ($.02 per share), as compared to a loss of $143,707 ($.01 per share) for the year ended December 31, 2006. The Company is aggressively managing costs while focusing on increasing revenues from sales of our systems and software and ASP fees.


LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2007, we had cash and cash equivalents of $295,495 and $45,833 in working capital as compared with a cash position of $3,264 and a working capital deficiency of $247,315 in 2006. In comparing FY 2007 with 2006, cash and cash equivalents increased by $292,232 to $295,495; accounts receivable decreased by $23,347 to $171,492 and total current assets increased by $266,918 to $475,623.

During 2007, our operating activities utilized $186,269 of cash. This arose primarily from our net loss of $272,164 as adjusted for a non-cash depreciation addition of $79,702, a non-cash addition of SFAS 123(R) stock based compensation of $97,930, an decrease in accounts receivables of $23,347 (taking away from cash), a decrease in accounts payable and accrued expenses of $45,469 (taking away from cash) and an increase in deferred revenue of $25,000 associated with the sale of a system upgrade in late December 2007 which was installed in January 2008. In comparison, during 2006, our operating activities utilized $156,688 of cash. This arose primarily from our net loss of $143,707 as adjusted for a non-cash depreciation addition of $56,816, a non-cash addition of SFAS 123(R) stock based compensation of $97,930, an increase in accounts receivables of $82,638 (taking away from cash), and a decrease in accounts payable and accrued expenses of $81,947 (taking away from cash)

During 2007 our investing activities used $79,702 of cash, primarily to purchase equipment placed in service to generate revenue. During 2006, $3,826 was used for the same purpose.

The above net uses of cash in 2007 were partially offset by our financing activities which totaled $558,203. This cash was generated by the proceeds from loans from stockholders and Net Bank which netted $601,631 along with $6,572 from our bank line of credit, and reduced by the repayment of notes and long term debt of $50,000. In 2006, the net uses of cash were partially offset by our financing activities which totaled $123,080. This cash was generated by the proceeds from loans from stockholders which netted $230,148 along with $7,545 from our bank line of credit, and reduced by the repayment of notes and long term debt of $114,613.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. On December 31, 2007, the outstanding balance was $73,467.

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

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which was to be repaid over 24 months, beginning in January 2007. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.


In September 2005, the Company borrowed $50,000 from a member of the Company's Board of Directors as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan had an annual interest rate of 14%. The principal of $50,000 was repaid in July 2007; $5,000 of the accrued interest was paid in September 2007 and a final accrued interest payment of $5,000 was made in March 2008.

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

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of December 31, 2007, there was $597,947 outstanding under this agreement. Fixed fees paid to PowerLease were $10,402.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans including our line of credit, and $3,000 per month pursuant to a five-year lease commitment ending in December 2012 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise; such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2008. Management also believes, that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS

 Financial Statements


                          INDEX TO FINANCIAL STATEMENTS




                                                               Page

Reports of Independent Registered Public Accounting Firms       20-21

Balance Sheet
    December 31, 2007                                           22

Statements of Operations
    Years Ended December 31, 2007 and 2006                      23

Statements of Changes in Stockholders' Deficiency
    Years Ended December 31, 2007 and 2006                      24

Statements of Cash Flows
    Years Ended December 31, 2007 and 2006                      25

Notes to Financial Statements                                   26-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and
Stockholders of Image Technology Laboratories, Inc.





We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. (the "Company") as of December 31, 2007, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2006, were audited by other auditors whose report dated April 13, 2007, expressed an unqualified opinion on those statements.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of Image Technology Laboratories, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company's significant operating losses and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                              /s/ UHY LLP
                                                              -----------







April 15, 2008
Albany, NY

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Image Technology Laboratories, Inc.

We have audited the accompanying statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As further discussed in Notes 1 and 2 to the financial statements, among other things, the Company's operations have generated recurring losses and negative cash flows from operating activities, and it had working capital and stockholders' deficiencies at December 31, 2006. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              /S/ BERENSON LLP
                                                              ----------------

NEW YORK, NEW YORK
APRIL 13, 2007


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                     $   295,495
       Accounts receivable                                               171,492
       Prepaid expenses and other current assets                           8,637
                                                                     -----------


                    TOTAL CURRENT ASSETS                                 475,624

Equipment and improvements, net                                          136,217
Rent - Deposit                                                             6,000
                                                                     -----------

                                                                     $   617,841
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

       Loan, Bank line of credit                                     $    73,467
       Current portion of long-term debt                                 111,794
       Accounts payable and accrued expenses                             171,933
       Deferred revenue                                                   25,000
       Accrued compensation payable to stockholders                       47,596
                                                                     -----------

                    TOTAL CURRENT LIABILITIES                            429,790

LONG-TERM LIABILITIES
       Long-tem debt, less current portion                               486,153
       Notes payable to stockholders                                       3,684
                                                                     -----------
TOTAL LIABILITIES                                                        919,627

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
       Preferred stock, par value $.01 per share;
         5,000,000 shares authorized;
         1,500,000 shares issued and outstanding,
         Series A                                                         15,000
         1,050 shares issued and outstanding,
         Cumulative Convertible Series B                                      10
       Common stock, par value $.01 per share;
         50,000,000 shares authorized;

              15,238,778 shares issued and outstanding                   152,388
       Additional paid-in capital                                      3,727,945
       Accumulated deficit                                            (4,197,129)
                                                                     -----------


                    TOTAL STOCKHOLDERS' DEFICIENCY                      (301,786)
                                                                     -----------

                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $   617,841
                                                                     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                            2007              2006
                                                         ------------    ------------

REVENUE:
          Systems/ software: license and sales           $    524,950    $    655,106
          Service and other income                              9,488          17,500
                                                         ------------    ------------

             TOTAL REVENUE                                    534,438         672,606

COST OF REVENUE                                                19,323           3,105
                                                         ------------    ------------

             GROSS PROFIT                                     515,115         669,501
                                                         ------------    ------------

EXPENSES:
          Research and development                            373,670         381,314
          Sales and marketing                                  15,149          17,485
          General and administrative
            (includes interest expense of $36,345
            for 2007 and $29,640 for 2006)                    300,530         316,479
          Stock Option Compensation                            97,930          97,930
                                                         ------------    ------------

             TOTAL COST AND EXPENSES                          787,279         813,208
                                                         ------------    ------------

NET LOSS                                                 $   (272,164)   $   (143,707)
                                                         ============    ============


NET LOSS PER COMMON SHARE:
          Basic and diluted                              $      (0.02)   $      (0.01)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
          Basic and diluted                                16,738,778      16,739,030
                                                         ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                                 IMAGE TECHNOLOGY LABORATORIES, INC.

                                          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                               YEARS ENDED DECEMBER 31, 2007 AND 2006

                                  PREFERRED STOCK SERIES
                                          A & B                COMMON STOCK
                                                                                                                        TOTAL
                               NUMBER                         NUMBER                    ADDITIONAL                      STOCK-
                                 OF                             OF                       PAID-IN     ACCUMULATED        HOLDERS'
                               SHARES         AMOUNT          SHARES        AMOUNT       CAPITAL       DEFICIT         DEFICIENCY
                             -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance
January 1, 2006               1,500,000    $    15,000     15,238,778    $   152,388    $ 3,157,547   $(3,781,258)   $  (456,323)

Amortization of stock
option compensation                                                                          97,930                       97,930

Issuance of common stock
  in private placement                                      2,309,583         23,095        207,863                      230,958
Redemption & Cancellation
  of Common Stock                                          (2,309,583)       (23,095)      (207,863)                    (230,958)

Preferred Stock
  Series B                        1,000             10                                      374,538                      374,548

Net loss                                                                                                 (143,707)      (143,707)
                            -----------    -----------    -----------    -----------    -----------   -----------    -----------

Balance,
  December 31, 2006           1,501,000    $    15,010     15,238,778    $   152,388    $ 3,630,015   $(3,924,965)   $  (127,552)
                            ===========    ===========    ===========    ===========    ===========   ===========    ===========

Balance
  January 1, 2007             1,501,000    $    15,010     15,238,778    $   152,388    $ 3,630,015   $(3,924,965)   $  (127,552)

Amortization of stock
  option compensation                                                                        97,930                       97,930

Dividends on Preferred
  Series B                           50              0                                                          0              0

Net loss                                                                                                 (272,164)      (272,164)
                            -----------    -----------    -----------    -----------    -----------   -----------    -----------

Balance,
  December 31, 2007           1,501,050    $    15,010     15,238,778    $   152,388    $ 3,727,944   $(4,197,129)   $  (301,786)
                            ===========    ===========    ===========    ===========    ===========   ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.




                       IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                            2007         2006
                                                                         ---------    ---------
OPERATING ACTIVITIES:
     Net loss                                                            $(272,164)   $(143,707)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization of equipment
              and improvements                                              61,751       56,816
           Stock Based Compensation                                         97,930       97,930
           Changes in operating assets and liabilities:
              Accounts receivable                                           23,347      (82,638)
              Prepaid expenses and other assets                             (2,537)      (3,142)
              Accounts payable and accrued expenses                        (45,469)    (123,187)
              Deferred revenue                                              25,000
              Accrued compensation payable to stockholders                 (74,127)      41,240
                                                                         ---------    ---------

                 NET CASH USED IN OPERATING ACTIVITIES                    (186,269)    (156,688)
                                                                         ---------    ---------

INVESTING ACTIVITIES - PURCHASE OF EQUIPMENT AND IMPROVEMENTS              (79,702)      (3,826)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
     Proceeds from bank line of credit                                       6,571        7,545
     Proceeds from Bank Loan                                               597,947
     Proceeds from private placement of common stock                             0      230,958
     Redemption of common stock                                                  0     (230,958)
     Proceeds from loans from stockholders                                   3,684      230,148
     Repayments of loans from stockholders                                 (50,000)
     Repayments of notes payable and long term debt                              0     (114,613)

                                                                         ---------    ---------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                  558,202      123,080
                                                                         ---------    ---------

                 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      292,231      (37,434)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 3,264       40,698
                                                                         ---------    ---------

CASH, END OF YEAR                                                        $ 295,495    $   3,264
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                       $  36,345    $  33,877
                                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to
         Cumulative Convertible Preferred Series B stock                 $       0    $ 374,548
                                                                         =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006


NOTE 1 - BUSINESS:
Image Technology Laboratories, Inc. (the "Company") was incorporated on December 5, 1997 and commenced operations on January 1, 1998. The Company develops software for a single database "Radiology Information System/Picture Archiving and Communication System", known as RIS/PACS for use in the management of patient information and medical images by hospitals and diagnostic imaging centers. The "PACS" portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as: Computerized Tomography
(CT), Magnetic Resonance Imaging (MRI), Ultrasound, Nuclear Imaging, Digital Mammography, Digital Fluoroscopy and Radiography.

The "RIS" portion of the system inputs and stores patient demographics, along with the appropriate insurance, billing and scheduling information required to complete the patient's visit. All of the data is retained in standard formats, including the DICOM and HL-7 standards.

The Company obtained its first contract for the sale of its WarpSpeed system and maintenance services in August 2002. The Company is no longer in the development stage, but continues to refine and enhance the capabilities of its WarpSpeed system.

The Company has incurred recurring losses and negative cash flows from operating activities since its inception. The Company had cash of $295,495, $45,833 in working capital and a stockholders' deficiency of $301,786 as of December 31, 2007. Management expects a reduction in the level of such losses as we increase the sales of our products. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that should the need arise, such contributions or deferrals might be available to us in the future.

Management believes that as a result of the proceeds from its recent financing activities, as well as anticipated cash flow generated by sales of or fees from its RIS/PACS solution, the Company should be able to continue to meet its obligations as they become due through at least December 31, 2008. Management also believes that if needed, the Company should be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company's operations will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006

USE OF ESTIMATES:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH EQUIVALENTS:
Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. At December 31, 2007, the Company has no cash equivalents.

REVENUE RECOGNITION:
Revenue from the sale of radiology and imaging services are recognized over the estimated period during which the applicable services are performed provided that the fees are fixed and determinable and collection is reasonably assured.

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

Any unearned revenue is included in deferred revenue in the balance sheet.

CONCENTRATIONS OF CREDIT RISK:
The Company derived substantially all of its revenues in both 2007 and 2006 from a limited number of customers, and all of its accounts receivable are also from these same few customers. The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2007.

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

ACCOUNTS RECEIVABLE:
Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management's review, there is no need for an allowance for doubtful accounts at either December 31, 2007 or 2006.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006


RESEARCH AND DEVELOPMENT COSTS:
Research and development costs are charged to expense as incurred.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment and leasehold improvements are stated at cost. Depreciation of equipment is provided using accelerated methods over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS:
Impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments were recognized in 2007 or 2006.

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

NET EARNINGS (LOSS) PER COMMON SHARE:
The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred Series A and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares Series A outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the years ended December 31, 2007 and 2006 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

Since the Company had net losses in 2007 and 2006, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at December 31, 2007 and 2006, respectively, were not considered in the computation of loss per share as they would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future.

                       IMAGE TECHNOLOGY LABORATORIES, INC.
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006



ACCOUNTING FOR SHARE-BASED PAYMENT
In 2006, the Company adopted SFAS 123 (R) "Share-Based Payment" under the "modified prospective application". No stock-based compensation awards were granted in either 2007 or 2006. Stock-based compensation expense recognized in each of the years ended December 31, 2007 and 2006 was $97,930. For 2007, such compensation is allocated $88,137 to research and development, $3,722 to sales and marketing, and $6,071 to general and administrative expenses.

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECENT ACCOUNTING PRONOUNCEMENTS:
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS 154 requires retrospective application to prior period's financial statement of a voluntary change in accounting principal unless it is not practical. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 by the Company did not have a material impact on the Company's results of operations, cash flows or financial position.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN No. 48 provides a comprehensive model for the recognition, measurement and disclosure in the financial statements of uncertain tax positions taken or expected to be taken on a tax return. The Company adopted FIN No. 48 on January 1, 2007. Adoption of FIN No. 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either
(1) the error quantified as the amount by which the current year income statement was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality ("dual approach"). SAB No. 108 permits companies to initially apply its provisions either by (1) restating

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006

prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. There were no matters warranting the Company's consideration under the provisions of SAB No. 108 and, therefore, it did not have an impact on the Company's financial position, results of operations, earnings per share or cash flows.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS:
Equipment and improvements consist of the following at December 31, 2007:

        Equipment                                                       $384,376
        Furniture                                                          9,140
        Leasehold improvements                                             3,505
                                                                        --------
             Total                                                       397,021
        Less accumulated depreciation and amortization                   260,804
                                                                        --------
             Total                                                      $136,217
                                                                        ========

Depreciation and amortization expense amounted to $61,751 and $56,816 in 2007 and 2006, respectively.

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

In September 2005, the Company borrowed $50,000 from a member of the Company's Board of Directors as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan had an annual interest rate of 14%. The principal of $50,000 was repaid in July 2007; $5,000 of the accrued interest was paid in September 2007 and a final accrued interest payment of $5,000 was made in March 2008.

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan and the Company has classified the obligation as long-term.

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006


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

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of December 31, 2007, there was $597,947 outstanding under this agreement. Fixed fees paid to PowerLease were $10,402.

NOTE 6 - ACCRUED COMPENSATION PAYABLE TO STOCKHOLDERS:
As of December 31, 2007, accrued compensation payable to stockholders was $47,596, all of which is reflected as a current liability.

NOTE 7 - STOCKHOLDERS' DEFICIENCY:
PREFERRED STOCK:
As of December 31, 2007, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.01 per share. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences.

The Company converted a total of $374,548 of debt owed to our largest shareholder to 1,000 shares of Image Technology Laboratories Convertible Preferred Stock Series B issued to same shareholder in late September 2006. Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the shareholder or the Company may elect to force conversion after two years in units of 100 shares of Convertible Preferred Stock Series B. The Company may also elect to repurchase the Convertible Preferred Stock Series B in units of 100 shares of Convertible Preferred Stock Series B at any time for $432 per share of Convertible Preferred Stock Series B. Dividends accumulate at 12.5 additional shares of Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Convertible Preferred Stock Series B.

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

At December 31, 2007, 1,050 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,835,000 shares of Common stock. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $453,600 at any time until forced coversion by either party into Common stock.

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006


NOTE 8 - INCOME TAXES:
As of December 31, 2007, the Company had net operating loss carryforward of approximately $2,800,000 available to reduce future Federal and state taxable income that will expire at various dates through 2024. The Company's only other material temporary difference as of that date was approximately $48,000 attributable to accrued compensation payable to shareholders. Due to the uncertainties related to, among other things, the possible future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $1,120,000 (of which $1,071,000 was attributable to the net operating loss carryforwards and $49,000 was attributable to the future deductibility of the accrued compensation) by an equivalent valuation allowance as of December 31, 2007.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company's financial instruments at December 31, 2007 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to stockholders and accrued compensation payable to stockholders. In the opinion of management, cash, accounts receivable, accounts payable and accrued expenses, and notes payable were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.

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

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006


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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The Estate of Dr. Ryon exercised 600,000 options in June 2005 and his remaining 400,000 options were cancelled at that time. No other options were exercised by any of the Executive Officers during the fiscal year ended December 31, 2007 or December 31, 2006. Mr. Muradian resigned from the Company on January 20, 2006 and his 800,000 options were cancelled on April 20, 2006. The value of unexercised options held by any such persons as of December 31, 2007 was as follows:


    Total number of shares underlying unexercised options          3,100,000
    Exercisable options                                            2,450,000
    Un-exercisable Options                                           650,000
    Value of in-the-money options
                                                                  $    --

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006

The following table summarizes information about stock options outstanding at December 31, 2007

                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                -----------------------------------    ------------------------
                               WEIGHTED
              NUMBER           AVERAGE     WEIGHTED       NUMBER       WEIGHTED
EXERCISE    OUTSTANDING       REMAINING     AVERAGE     OUTSTANDING    AVERAGE
 PRICE          AT           CONTRACTUAL   EXERCISE         AT         EXERCISE
 RANGE     DEC 31, 2007     LIFE (YEARS)     PRICE     DEC 31, 2007     PRICE
 -----     ------------     ------------     -----     ------------     -----
$ 0.33      1,000,000            2.0       $ 0.33       1,000,000     $   0.33
$ 0.20        550,000            7.1       $ 0.20         550,000     $   0.20
$ 0.22        800,000            7.3       $ 0.22         400,000     $   0.22
$ 0.26        750,000            7.4       $ 0.26         500,000     $   0.26
             ---------         -----       -------      ---------     --------
             3,100,000           5.6       $ 0.26       2,450,000     $   0.27
             =========         =====       =======      =========     ========

A summary of stock option activity under the plan as of December 31, 2007 and 2006, and changes during the year then ended is as follows:


                      2007       SHARES     WEIGHTED    WEIGHTED      AGGREGATE
                                            AVERAGE     AVERAGE       INTRINSIC
                                            EXERCISE    REMAINING       VALUE
                                            PRICE       CONTRACTUAL
--------------------------------------------------------------------------------
                                                        TERM

Options outstanding at
  December 31, 2006            3,100,000    $   0.26
Options granted                        0    $      0
Options exercised                      0    $      0
Options forfeited or expired           0    $      0
                               ---------    --------
Outstanding at
  December 31, 2007            3,100,000    $   0.26        5.6      $       0
                               =========    ========     =======     =========
Exercisable at
  December 31, 2007            2,450,000    $   0.27        5.1      $       0
                               =========    ========     =======     =========



                     2006       SHARES     WEIGHTED    WEIGHTED      AGGREGATE
                                            AVERAGE     AVERAGE       INTRINSIC
                                            EXERCISE    REMAINING       VALUE
                                            PRICE       CONTRACTUAL
                                                        TERM
--------------------------------------------------------------------------------
Options outstanding at
  December 31, 2005            3,900,000      $ 0.26
Options granted                        0      $    0
Options exercised                      0      $    0
Options forfeited or expired     800,000      $ 0.27
                               ---------      ------
Outstanding at
  December 31, 2006            3,100,000      $ 0.26        6.6      $       0
                               =========      ======     =======     =========
Exercisable at
  December 31, 2006            2,000,000      $ 0.27        5.6      $       0
                               =========      ======     =======     =========

                   IMAGE TECHNOLOGY LABORATORIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                        DECEMBER 31, 2007 AND 2006


As of December 31, 2007, there was $70,053 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan.

NOTE 11 - WARRANTS

As of December 31, 2007, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.

NOTE 12 - WORKING CAPITAL LOAN AGREEMENT:
During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's former principal stockholder. At December 31, 2007, there was $73,467 outstanding under this agreement.

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

On January 17, 2006, Barry C. Muradian informed the Company of his resignation as President, Chief Executive Officer and Principal Accounting Officer, effective January 20 2006. An 8-K was filed with the Securities and Exchange Commission on January 20 2006. In May 2006, the Company and Mr. Muradian signed a "Confidential Separation Agreement, Waiver and General Release". As part of this agreement, Mr. Muradian was paid a total of approximately $22,500, which represents all guaranteed payments due and owing to Mr. Muradian for salary and expenses.


NOTE 14 - COMMITMENTS
The Company is obligated for office space under an operating lease agreement expiring in September 2012. Future minimum annual lease payments will approximate $36,000 per year through December 2012.

Annual rent expense for the years ended December 31, 2007 and 2006 was approximately $15,460 and $10,700, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 3, 2006, the Company's Board of Directors elected to engage Berenson LLP to act as the Company's new independent registered accounting firm and auditors.

On May 15, 2007, the Company's independent registered accounting firm, Berenson, LLP, terminated their services to the Company as a result of a combination with the Company's prior independent registered accounting firm, J.H. Cohn, LLP, whose engagement was discontinued by an election of the Company's Board of Directors in 2005.

On February 1, 2008, the Company's Board of Directors elected to engage UHY LLP to act as the Company's new independent registered accounting firm and auditors.

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

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B, OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

SECTION 16(A) REPORTING
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers and directors have been complied with.

CODE OF ETHICS
We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Investor Relations, Image Technology Laboratories, Inc., 602 Enterprise Drive, Kingston, New York 12401.

Image Technology Laboratories has not paid any compensation to its directors or executive officers from its inception through December 31, 1999. Upon their appointment to the Board in April 2002, the Company agreed to issue 10,000 shares of the Company's common stock to each of Messrs. Norell, Carpenter and Naccarato in consideration for their serving as directors.

All directors of Image Technology Laboratories hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Image Technology Laboratories' Bylaws provide for not less than one director nor more than fifteen. Currently, there are six directors of Image Technology Laboratories. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Image Technology Laboratories, Inc.


LEWIS M. EDWARDS, 53, is a founder and principal stockholder of Image Technology Laboratories, Inc. and a co-developer of WarpSpeed. He was appointed to the Board of Directors and elected by the Board to serve as the Company's Vice President of Research and Development and Chief Technology Officer in December 1997. Mr. Edwards was promoted to Executive Vice-President of Research and Development and Chairman of the Board of Directors in December 2004. Mr. Edwards has served as a Senior Technical Staff Member at IBM since 1993, having joined IBM as a junior engineer in 1976. He was an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies. He has provided computer and network consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a Bachelor of Science in Electrical Engineering magna cum laude from Princeton University and an Master of Science in Computer Engineering from Syracuse University.

RICHARD V. NORELL, 62, was appointed to our Board of Directors in April 2002. Since 1995 he has served as a consultant in securities law compliance matters, after being employed 26 years with the U.S. Securities and Exchange Commission, Washington, D.C. in the Division of Enforcement, from 1972 to 1995. Mr. Norell acted as the Division's Chief of Market Surveillance overseeing the Division's investigators and financial analysts. In addition to implementing programs for detecting securities fraud and improper conduct, Mr. Norell advised the Director of the Division concerning policy issues and emerging problems in the securities industry. Mr. Norell graduated American University, Washington, D.C. with an MBA in Investment Analysis, University of Rochester, Rochester, N.Y. Bachelor of Arts, in Economics. Mr. Norell currently resides in Great Falls, VA.

ROBERT G. CARPENTER, 70, was appointed to our Board of Directors in April 2002. Mr. Carpenter brings extensive business experience from a career spanning over 30 years in a succession of executive management positions overseeing technology, engineering, marketing and business development at Bell Research Labs in NJ, IBM Yorktown Heights Research Center, and IBM Development Labs in Kingston and Poughkeepsie, NY. Retired from IBM in 1991, Mr. Carpenter currently serves as Chief Engineering Liaison on a $6.7 million water facilities project in the County of Ulster, NY. Mr. Carpenter resides in Saugerties, NY.

JOHN J. NACCARATO, 75, was appointed to our Board of Directors in April 2002. He served for 26 years as District Representative to the late United States Congressman Hamilton Fish, Jr., with oversight responsibility for three District offices, under the direct supervision of Congressman Fish. From 1988 to the present, Mr. Naccarato has held the office of Ulster County Legislator, serving on Mental Health and Ways and Means committees, and chairing the Criminal Justice / Public Safety Committee. A former President of the Central Businessmen's Association, Mr. Naccarato serves on the Ulster County Community Action Board, United Way Board, City of Kingston Board of Assessment, and the board of the Catskill Regional OTB Corporation. Mr. Naccarato currently resides in Kingston, NY.

VALERIE E. MCDOWELL, 62, was appointed to the Board of Directors on October 2007 and is a principal stockholder of Image Technology Laboratories, Inc. (ITL). Most recently Valerie has advised and assisted ITL with additional financing along with providing guidance in the area of financial matters. Ms. McDowell brings over 33 years of experience in all facets of the financial markets to ITL. McDowell was instrumental in structuring the Initial Public Offering for ITL through her expertise and extensive financial contacts. Valerie has been a head/senior trader on several trading desks, and was a Managing Director and partner with the Broker/Dealer, William Allen & Co. Ms. McDowell is an expert witness for Technical Advisory Service for Attorneys (TASA) in the area of short selling on Wall Street. Currently, Valerie resides in Mantoloking, NJ.

RICHARD A. GOLDMAN, 63, was appointed to the Board of Directors in October of 2007. Mr. Goldman had a long and successful career in financial services. His last assignment was a Chief Operating Officer of ProFund Advisors LLC, a mid-sized mutual fund company. Prior to that Goldman had been President of Home Life Insurance Company up to its merger with Phoenix Mutual, Managing Director at Deutsche Asset Management running the Financial Institutions Group as well as heading Relationship Management for the US, and a senior consultant at Towers-Perrin's Tillinghast Division. Goldman started at Northwestern Mutual where he served as the General Agent for the Delaware Valley area headquartered in Philadelphia and as a company officer in Milwaukee working on key projects for the CEO and President. Mr. Goldman is a member of the National Association of Corporate Directors through which he completed the Director Professionalism Course, receiving the Certificate of Director Education. Currently, Dick is retired in Mantoloking, NJ where he is owner and operates a boat dealership. Mr. Goldman graduated from The American College in Bryn Mawr, PA. with a Masters of Science in Financial Services, University of North Carolina, Chapel Hill, NC with a Bachelor of Art in History.



                         NON-DIRECTOR EXECUTIVE OFFICERS

BARRY MURADIAN, 51, was President, Chief Executive Officer and Principal Accounting Officer of Image Technology Laboratories, Inc. since December 2004 until his resignation in January 2006. Mr. Muradian was formerly Vice President and Chief Operating Officer of Image Technology Laboratories since May 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for each of the Company's fiscal years ended December 31, 2007 and 2006 concerning compensation of (i) all individuals serving as the Company's Chief Executive Officer during the fiscal year ended December 31, 2007 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2007:

ANNUAL COMPENSATION

                                          OTHER                                ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY ($)    BONUS ($)  ($) ANNUAL  COMPENSATION (S)
----------------------------   -----    ----------    ---------  ----------  ----------------
Lewis M. Edwards                2007     $150,000        $ 0                      (1)
Chairman,
Executive Vice-President,       2006     $150,000        $ 0
Chief Technical Officer

Barry C. Muradian (2)           2007        0            $ 0                      (1)
President and Chief             2006                     $ 0
   Executive Officer                    $150,000



(1)      See "Option Grants in Last Fiscal Year" below
(2) Mr. Muradian joined the Company in May 2004 as Chief Operating Officer and was appointed President and Chief Executive Officer in December 2004 and Principal Accounting Officer in January 2005. Mr. Muradian resigned from the Company in January 2006. In May 2006, the Company and Mr. Muradian signed a "Confidential Separation Agreement, Waiver and General Release". As part of this agreement, Mr. Muradian was paid a total of approximately $22,500, which represents all guaranteed payments due and owing to Mr. Muradian for salary and expenses.


EMPLOYMENT AGREEMENTS

Barry C. Muradian, pursuant to an employment agreement dated May 5, 2004, was engaged as President, Chief Executive Officer and Principal Accounting Officer of Image Technology Laboratories through December 31, 2005. Mr Muradian resigned from the Company in January 2006.


Lewis M. Edwards is engaged as Executive Vice President, Chief Technical Officer, Principal Accounting Officer and Chairman. Mr. Edwards did not renew his prior employment agreement in 2007 and to date, has not renewed his employment agreement for 2008. He has been provided with the following:


-a minimum annual base salary of $150,000 payable in regular equal installments in accordance with our general payroll practices.


-an annual performance bonus at the end of each calendar year as determined in good faith by the Board based upon its annually established goals. Since the beginning of his employment by the Company, Mr. Edwards has not received any annual performance bonus.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted to any Executive Officers during 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 2, 2008, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

------------------------------------------------------------------------------------------------------
                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF                                     BENEFICIAL OWNERSHIP    PERCENT OF OUTSTANDING
BENEFICIAL OWNER                  TITLE OF CLASS       AS OF APRIL 2, 2008(1)    SHARES IN CLASS (2)
------------------------------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

---------------------------------------------------- -------------------------------------------------
Lewis M. Edwards
602 Enterprise Drive, TechCity
Kingston, New York  12401         Common Stock                 4,379,583                28.74%
                                  Preferred Stock A              500,000                33.33%

---------------------------------------------------- -------------------------------------------------
Richard V. Norell
602 Enterprise Drive, TechCity
Kingston, New York  12401         Common Stock                   340,500                 2.23%

---------------------------------------------------- -------------------------------------------------
Robert G. Carpenter
602 Enterprise Drive, TechCity
Kingston, New York  12401         Common Stock                   395,000                 2.59%

---------------------------------------------------- -------------------------------------------------
John J. Naccarato
602 Enterprise Drive, TechCity
Kingston, New York  12401         Common Stock                    70,000                   *

---------------------------------------------------- -------------------------------------------------
Valerie McDowell
602 Enterprise Drive, TechCity
Kingston, New York  12401         Common Stock                 4,136,667               27.15%
                                  Preferred Stock A              500,000               33.33%
                                  Preferred Stock B                1,050              100.00%

---------------------------------------------------- -------------------------------------------------
Richard Goldman
602 Enterprise Drive, TechCity
Kingston, New York  12401         Common Stock                    25,000                 *

---------------------------------------------------- -------------------------------------------------
ALL OFFICERS AND DIRECTORS
AS A GROUP
                                  Common Stock                 9,321,750                61.17%
                                  Preferred Stock A            1,000,000                66.66%
                                  Preferred Stock B                1,050               100.00%
------------------------------------------------------------------------------------------------------

GREATER THAN 5% SHAREHOLDERS
Allen M. McDowell
7 Tall Timber Drive
Morristown, NJ  07960             Common Stock                 1,133,833                 7.44%
---------------------------------------------------- -------------------------------------------------



(1) Includes for Mr. Edwards, options to purchase 1,600,000 shares of common stock exercisable within 60 days, and warrants for Mr. Carpenter to purchase 135,000 shares of common stock.

(2) Based upon 15,238,778 shares of common stock, 1,500,000 shares of preferred stock Series A and 1,050 shares of preferred stock Series B outstanding.


The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

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

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan.

ITEM 13. EXHIBITS

Refer to the list of Exhibits, which are being filed as a part of this report.

A. EXHIBITS



EXHIBIT NO.       DESCRIPTION
---------------------------------------------------
3.1*      Certificate of Incorporation of Image Technology Laboratories, Inc.
3.2* Certificate of Amendment to Certificate of Incorporation of Image Technology Laboratories, Inc. dated December 23, 1999
3.3*      By-Laws of Image Technology Laboratories, Inc.
4.1*      Specimen certificate for common stock of Image Technology
          Laboratories, Inc.
4.2* Specimen certificate for preferred stock of Image Technology Laboratories, Inc.
4.3*      Form of Private Placement Warrant
4.4*      Form of Investor Warrant
4.5*      Form of Oakes Warrant
4.6*      Form of Subscription Agreement

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

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

AUDIT FEES

For the fiscal year ended 2007, our Independent Registered Public Accounting Firm, UHY LLP, charged aggregate fees of $40,000 for the audit of our annual financial statements and 10-KSB.

For the fiscal year ended 2006, our former Independent Registered Public Accounting Firm, Berenson LLP, charged aggregate fees of $46,525 for the audit of our annual financial statements and 10-KSB.



AUDIT RELATED FEES

For the fiscal year ended 2007, our Independent Registered Public Accounting Firm, UHY LLP charged aggregate fees of $0 for work related to the audit of our annual financial.

For the fiscal year ended 2006, our former Independent Registered Public Accounting Firm, Berenson LLP, charged aggregate fees of $0 for work related to the audit of our annual financial.



TAX FEES:

For the fiscal year ended 2005, our Independent Registered Public Accounting Firm, UHY LLP, charged aggregate fees of $0 for tax services.

For the fiscal year ended 2006, our former Independent Registered Public Accounting Firm, Berenson LLP, charged aggregate fees of $0 for tax services.



ALL OTHER FEES:

For the fiscal year ended 2005, our Independent Registered Public Accounting Firm, UHY LLP, charged $0 for other fees.

For the fiscal year ended 2006, our former Independent Registered Public Accounting Firm, Berenson LLP, charged $0 for other fees.

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

DATE: APRIL 15, 2008



Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                     Title               Date
--------------------------------------    ------------------    ----------------

/S/ LEWIS M. EDWARDS                      CHAIRMAN,             APRIL 15, 2008
--------------------------------------    BOARD OF DIRECTORS
LEWIS M. EDWARDS

/S/ ROBERT CARPENTER                      DIRECTOR              APRIL 15, 2008
--------------------------------------
ROBERT CARPENTER

/S/ JOHN NACCARATO                        DIRECTOR              APRIL 15, 2008
--------------------------------------
JOHN NACCARATO

/S/ RICHARD NORRELL                       DIRECTOR              APRIL 15, 2008
--------------------------------------
RICHARD NORRELL

/S/ VALERIE MCDOWELL                      DIRECTOR              APRIL 15, 2008
--------------------------------------
VALERIE MCDOWELL

/S/ RICHARD GOLDMAN                       DIRECTOR              APRIL 15, 2008
--------------------------------------
RICHARD GOLDMAN