Form 10-Q
period 2008-03-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2008-05-15
CIK 1110648

IMAGE TECHNOLOGY LABORATORIES, INC.


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|x|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 2008 or

| |   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |x| NO | |


Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer | |
                                                  Accelerated filer | |
Non-accelerated filer | |
(Do not check if a smaller reporting company)     Smaller reporting company |x|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |x|



As of March 31, 2008, there were 15,238,778 shares of the registrant's common stock outstanding.

                                      INDEX


                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION                                                2
Item 1 - Financial Statements                                                 2
Balance Sheets                                                                3
Statements of Operations                                                      4
Statement of Changes in Stockholders' Deficiency                              5
Statements of Cash Flows                                                      6
Notes to Financial Statements                                                 7
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11
Item 3 - Quantitative and Qualitative Disclosures About Market Risk          16
Item 4 - Controls and Procedures                                             16
PART II - OTHER INFORMATION                                                  17
Item 1 - Legal Proceedings                                                   17
Item 1A - Risk Factors                                                       17
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         17
Item 3 - Defaults Upon Senior Securities                                     17
Item 4 - Submission of Matters to a Vote of Security Holders                 17
Item 5 - Other Information                                                   18
Item 6 - Exhibits and Reports on Form 8-K                                    18
SIGNATURES                                                                   19
EXHIBIT 31.1 - CERTIFICATION                                                 20
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                      21

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS



                      IMAGE TECHNOLOGY LABORATORIES, INC.

                                 Balance Sheets

                                                        MARCH 31, 2008    DECEMBER 31, 2007
                                                         (UNAUDITED)
 ASSETS

CURRENT ASSETS:

 Cash and cash equivalents                               $   247,398    $   295,495
 Accounts receivable                                         213,744        171,492

  Prepaid expenses and other current assets                   22,820          8,637

                                                         -----------    -----------

    TOTAL CURRENT ASSETS                                     483,962        475,624

 Equipment and improvements, net                             119,074        136,217
 Rent - deposit                                                6,000          6,000
                                                         -----------    -----------


   TOTAL ASSETS                                          $   609,036    $   617,841
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Bank line of credit                                         67,424         73,467
 Current portion of long-term debt                           114,470        111,794
 Accounts payable and accrued expenses                       140,297        171,933
 Deferred Revenue                                                  0         25,000
 Accrued compensation payable to stockholders                 47,596         47,596
                                                         -----------    -----------

    TOTAL LIABILITIES, ALL CURRENT                           369,787        429,790

   Long-term debt, less current portion                      456,512        486,153
   Notes payable to stockholders, less current portion         3,684          3,684
                                                         -----------    -----------


   TOTAL LIABILITIES                                         829,983        919,627


STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share;
   5,000,000 shares authorized;
   1,500,000 shares issued and outstanding, Series A          15,000         15,000
   1,062 shares issued and outstanding,
   Cumulative Convertible Series B                                10             10


 Common stock, par value $.01 per share;
   50,000,000 shares authorized;
   15,238,778 shares issued and outstanding                  152,388        152,388


 Additional paid-in capital                                3,752,428      3,727,945
  Accumulated deficit                                     (4,140,773)    (4,197,129)
                                                         -----------    -----------

    TOTAL STOCKHOLDERS' DEFICIENCY                          (220,947)      (301,786)
                                                         -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $   609,036    $   617,841
                                                         ===========    ===========

The accompanying notes are an integral part of the financial statements.


                      IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                                               (UNAUDITED)
                                                              THREE MONTHS
                                                             ENDED MARCH 31,

                                                        2008            2007
                                                     ------------   ------------


REVENUE:

   Systems / software: license fees and sales        $    275,750   $    104,700
   Service Income                                           2,221            256
                                                     ------------   ------------

             TOTAL REVENUE                                277,971        104,956

COST OF REVENUE:                                           26,826             56
                                                     ------------   ------------


            GROSS PROFIT                                  251,145        104,900
                                                     ------------   ------------

COSTS AND EXPENSES:
    Research and development                               93,252         80,750
   Sales and marketing                                      4,037          3,283
    General and administrative (includes interest
       expense of $15,468 and $8,125 for the three
       months ending March 31, 2008 and 2007)              73,017         71,632
    Stock based compensation                               24,483         24,483
                                                     ------------   ------------

            TOTAL COSTS AND EXPENSES                      194,789        180,148
                                                     ------------   ------------

NET PROFIT (LOSS)                                    $     56,356   $    (75,248)
                                                     ============   ============


NET PROFIT (LOSS) PER COMMON SHARE:
   Basic                                             $       0.00   $      (0.00)
   Diluted                                                   0.00          (0.00)

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
   Basic                                               16,738,778     16,739,790
   Diluted                                             22,936,178     16,739,790
                                                     ============   ============





The accompanying notes are an integral part of the financial statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2008
                                   (UNAUDITED)

                                       PREFERRED STOCK
                                        SERIES A AND B              COMMON STOCK
                                 --------------------------------------------------------    ADDI-                         TOTAL
                                      NUMBER                      NUMBER                     TIONAL         ACCUMU-        STOCK-
                                        OF                          OF                       PAID-IN         LATED        HOLDERS'
                                      SHARES         AMOUNT       SHARES        AMOUNT       CAPITAL        DEFICIT      DEFICIENCY
                                    -----------------------------------------------------------------------------------------------

Balance, January 1, 2008             1,501,050   $    15,010    15,238,778   $   152,388   $ 3,727,945   $(4,197,129)   $  (301,786)

 Amortization of stock option
 compensation                                                                                   24,483                       24,483

 Dividends on Preferred Series B            12             0                                                       0

Net profit                                                                                                    56,356         56,356
                                     -----------  ----------    ----------   ----------   -------------  -----------    -----------


Balance, March 31, 2008              1,501,062   $    15,010    15,238,778   $   152,388   $ 3,752,428   $(4,140,773)   $  (220,947)
                                     =========== ===========    ==========   ===========   ===========   ===========    ===========








The accompanying notes are an integral part of the financial statements.


                      IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31

                                                                        2008          2007
                                                                      ---------    ---------
OPERATING ACTIVITIES:
    Net profit (loss)                                                 $  56,356    $ (75,248)
    Adjustments to reconcile net profit (loss) to net cash provided
      (used) in operating activities:
      Depreciation and amortization of equipment
          and improvements                                               17,144       13,510
         Stock based compensation                                        24,483       24,483
         Changes in operating assets and liabilities:
             Accounts receivable                                        (42,252)      65,398
             Prepaid expenses and other current assets                  (14,184)     (10,351)
             Accounts payable and accrued expenses                      (31,636)     (13,332)
            Accrued compensation payable to stockholders                      0        8,488
            Deferred Revenue                                            (25,000)           0
                                                                      ---------    ---------
             NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES           (15,089)      12,948

FINANCING ACTIVITIES:
    Proceeds from (repayment of) Bank Line of Credit                     (6,043)       5,174
    Repayment of long-term debt                                         (26,965)           0
                                                                      ---------    ---------

              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          (33,008)       5,174
                                                                      ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (48,097)      18,122


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          295,495        3,264
                                                                      ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 247,398    $  21,386
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                     $  15,468    $   8,125
                                                                      =========    =========




The accompanying notes are an integral part of the financial statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007, changes in stockholders' deficiency for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 and 2007. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2007 and for the years ended December 31, 2007 and 2006 (the "Audited Financial Statements") included in the Company's 2007 Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the 2007 Form 10-KSB.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008.

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. The Company's independent registered public accounting firm's report on the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 established a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. SFAS No. 157 became effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 did not materially affect how we determine fair value.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 " ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS No. 159 became effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity's derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. Management is evaluating the impact of adopting SFAS No. 161, if any, on the Company's financial statements.


NOTE 2 - EARNINGS (LOSS) PER SHARE:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings
(loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred and common stockholders are substantially equivalent. The Company has included the 1,500,000 Preferred Series A shares outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the year ended December 31, 2007 in accordance with the "two class" method of computing earnings (loss) per share set forth in SFAS 128.

Since the Company had a net loss for the three months ended March 31, 2007, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at March 31, 2007 were not considered in the computation of loss per share as they would have been anti-dilutive.

Potential common shares outstanding as of March 31, 2008 and 2007:

------------------------------------- --------------------- --------------------
                                       March 31, 2008        March 31, 2007
------------------------------------- --------------------- --------------------
Warrants                                           230,000              230,000
------------------------------------- --------------------- --------------------
Options                                          3,100,000            3,100,000
------------------------------------- --------------------- --------------------
Conversion of Preferred Series B                 2,867,400            2,732,400
------------------------------------- --------------------- --------------------

As of March 31, 2008 and 2007, potentially dilutive shares totaled 6,197,400 and 6,062,400 respectively.


NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's former principal stockholder. At March 31, 2008, there was $67,424 outstanding under this agreement.

                     IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of March 31, 2008, there was $570,982 outstanding under this agreement. Fixed fees paid to PowerLease during 2007 were $10,402.


NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:

During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Stock Series B in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years from issuance in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B. The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid. At March 31, 2008, 1,062 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,867,400 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $458,784 at any time until forced conversion by either party into Common stock.



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

                     IMAGE TECHNOLOGY LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCK OPTIONS

The Company did not grant any options under the Company's option plan during the quarter ended March 31, 2008.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123R, the Company expenses the fair value of employee stock options over the vesting period of such options. For each of the quarters ending March 31, 2008 and 2007, the Company expensed $24,483 of amortized stock compensation.



NOTE 6 - WARRANTS

As of March 31, 2008, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.



NOTE 7 - FIXED DIVIDENDS

The Company's largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2008 as Fixed Dividends.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The following is a discussion of certain factors affecting Image Technology Laboratories, Inc.'s results of operations, assets, liquidity and capital resources. You should read the following discussion and analysis in conjunction with Image Technology Laboratories, Inc.'s unaudited financial statements and related notes, which are included elsewhere in this filing.

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

Prior to the quarter ending March 31, 2008, we had recurring losses and negative cash flows from our operating activities since inception. We have cash of $247,398 and working capital of $114,175 as of March 31, 2008.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007

REVENUE:

For the three months ended March 31, 2008, our total revenue was $277,971, an increase of $173,015 from the $104,956 in the year's comparable period, largely attributed additional ASP usage fees and sales of enhancements to our existing customer base.


COST OF REVENUE:

For the three months ended March 31, 2008 the cost of revenue was $26,826, which includes depreciated associated with equipment used in our ASP installations. For the three months ending March 31, 2007, our cost of revenue was $ 56.


SALES AND MARKETING EXPENSES:

During the three months ended March 31, 2008, we incurred sales and marketing expenses of $4,037, as compared with sales and marketing expenses of $3,283 during the same period of 2007. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.


NET PROFIT (LOSS):

We realized a net profit of $56,356 (less than $.01 per share) for the three months ended March 31, 2008 as compared with a loss of $75,248 for the three months ended March 31, 2007. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.

                         LIQUIDITY AND CAPITAL RESOURCES


At March 31, 2008, our total assets were $609,036 , a decrease of $8,805 from total assets of $617,841 on December 31, 2007.

As of March 31, 2008, we had cash and cash equivalents and working capital of $247,398 and $114,175, respectively.

Net cash used in our operating activities for the three months ending March 31, 2008 of $15,089 was substantially attributable to an increase in accounts receivable of $42,252 and a decrease in accounts payable of $31,636. The net cash required by our financing activities included $6,043 for repayment of our bank line of credit and $26,965 for repayment of our accounts receivable loan.

The foregoing activities, i.e., operating and financing, resulted in our net cash decrease of $48,097 for the three months ended March 31, 2008.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. As of March 31, 2008, we have $67,424 outstanding under that loan.

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

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its WarpSpeed RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2008. Management also believes that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


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

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years from issuance in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B. The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid. At March 31, 2008, 1,062 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,867,400 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $458,784 at any time until forced conversion by either party into Common stock.



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



                           FORWARD-LOOKING STATEMENTS

When used in the Quarterly Report on Form 10-Q, the words "may", "will", "should", "expect", "believe", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, results of operations and financial condition. We wish to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors including our ability to consummate, and the terms of, acquisitions, if any. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth herein and others set forth from time to time in our reports and registration statements filed with the Securities and Exchange Commission (the "Commission"). We disclaim any intent or obligation to update such forward-looking statements.

ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4 - CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Technology Officer who is our Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this report (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS


None.



ITEM 1A - RISK FACTORS


Not applicable.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


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

Our largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2008 under the terms described above as Fixed Dividends.

At March 31, 2008, 1,062 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,867,400 shares of Common stock. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $458,784 at any time until forced conversion by either party into Common stock.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

MAY 15, 2008