Form 10-Q
period 2008-06-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2008-08-19
CIK 1110648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2008 or

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

Large accelerated filer [ ]            Accelerated filer [ ]
Non-accelerated filer   [ ]            Smaller reporting company [x]
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes []    No [x]



As of June 30, 2008, there were 15,238,778 shares of the registrant's common stock outstanding.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                                     INDEX

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION                                                2
Item 1 - Financial Statements                                                 2
Balance Sheets                                                                3
Condensed Statements of Operations                                            4
Statement of Changes in Stockholders' Deficiency                              5
Statements of Cash Flows                                                      6
Notes to Financial Statements                                                 7
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11
Item 3 - Quantitative and Qualitative Disclosures About Market Risk          16
Item 4 - Controls and Procedures                                             16
PART II - OTHER INFORMATION                                                  17
Item 1 - Legal Proceedings                                                   17
Item 1A - Risk Factors                                                       17
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         17
Item 3 - Defaults Upon Senior Securities                                     17
Item 4 - Submission of Matters to a Vote of Security Holders                 17
Item 5 - Other Information                                                   18
Item 6 - Exhibits                                                            18
SIGNATURES                                                                   19
EXHIBIT 31.1 - CERTIFICATION                                                 20
EXHIBIT 32.1 - ADDITIONAL CERTIFICATION                                      21

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS



                      IMAGE TECHNOLOGY LABORATORIES, INC.
                                 BALANCE SHEETS

                                                       JUNE 30, 2008   DECEMBER 31, 2007
                                                          (UNAUDITED)
 ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                               $   322,454    $   295,495
 Accounts receivable                                          76,606        171,492
 Prepaid expenses and other current assets                    13,574          8,637
                                                         -----------    -----------

    TOTAL CURRENT ASSETS                                     412,634        475,624

 Equipment and improvements, net                             101,756        136,217
 Rent - deposit                                                6,000          6,000
                                                         -----------    -----------

   TOTAL ASSETS                                          $   520,390    $   617,841
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Bank line of credit                                         63,891         73,467
 Current portion of long-term debt                           117,211        111,794
 Accounts payable and accrued expenses                       155,054        171,933
 Deferred revenue                                                  0         25,000
 Accrued compensation payable to stockholders                 47,596         47,596
                                                         -----------    -----------
    TOTAL CURRENT LIABILITIES                                383,752        429,790

   Long-term debt, less current portion                      426,161        486,153
   Notes payable to stockholders, less current portion         3,684          3,684
                                                         -----------    -----------
   TOTAL LIABILITIES                                         813,597        919,627

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, par value $.01 per share;
    5,000,000 shares authorized;
    1,500,000 shares issued and outstanding, Series A         15,000         15,000
    1,075 and 1,050 shares issued and outstanding,
   Cumulative Convertible Series B                                10             10

 Common stock, par value $.01 per share;
    50,000,000 shares authorized; 15,238,778
    shares issued and outstanding                            152,388        152,388

 Additional paid-in capital                                3,776,910      3,727,945
  Accumulated deficit                                     (4,237,515)    (4,197,129)
                                                         -----------    -----------

    TOTAL STOCKHOLDERS' DEFICIENCY                          (293,207)      (301,786)
                                                         -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $   520,390    $   617,841
                                                         ===========    ===========

The accompanying notes are an integral part of the financial statements.


                      IMAGE TECHNOLOGY LABORATORIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                            THREE MONTHS                     SIX MONTHS
                                                           ENDING JUNE 30,                  ENDING JUNE 30,
                                                           ---------------                  ---------------
                                                        2008             2007            2008            2007
                                                     ------------    ------------    ------------    ------------

REVENUE:
   Systems / software: license fees and sales        $    137,311    $    102,665    $    413,060    $    207,365
   Service Income                                           1,367               0           3,588             256
                                                     ------------    ------------    ------------    ------------

             TOTAL REVENUE                                138,678         102,665         416,648         207,621

COST OF REVENUE:                                            6,652             885          33,478             941
                                                     ------------    ------------    ------------    ------------

             GROSS PROFIT                                 132,026         101,780         383,170         206,680
                                                     ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Research and development                                93,252         100,398         186,504         181,149
   Sales and marketing                                      4,037           4,081           8,074           7,364
   General and administrative (includes interest
       expense of $14,186 and $3,220 for the three
       months and $29,653.and $6,704. for the six
       months ending June 30, 2008 and 2007,
       respectively)                                      106,996          53,867         180,012         125,500
    Stock based compensation                               24,483          24,483          48,965          48,965
                                                     ------------    ------------    ------------    ------------
             TOTAL COSTS AND EXPENSES                     228,768         182,829         423,555         362,978
                                                     ------------    ------------    ------------    ------------

NET LOSS                                             $    (96,742)   $    (81,049)   $    (40,386)   $   (156,297)
                                                     ============    ============    ============    ============
NET LOSS PER COMMON SHARE:
   Basic and diluted                                 $      (0.01)   $      (0.00)   $      (0.00)   $      (0.01)

AVERAGE NUMBER OF SHARES USED IN COMPUTATION:
  Basic and diluted                                    16,738,778      16,738,778      16,738,778      16,738,778
                                                     ============    ============    ============    ============


See Notes to Condensed Financial Statements.



The accompanying notes are an integral part of the financial statements.


                                                IMAGE TECHNOLOGY LABORATORIES, INC.

                                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                  THREE MONTHS ENDED JUNE 30, 2008
                                                             (UNAUDITED)

                                       PREFERRED STOCK
                                        SERIES A AND B              COMMON STOCK
                                      -------------------------------------------------                                   TOTAL
                                      NUMBER                      NUMBER                   ADDITIONAL       ACCUMU-        STOCK-
                                        OF                          OF                       PAID-IN         LATED        HOLDERS'
                                      SHARES         AMOUNT       SHARES        AMOUNT       CAPITAL        DEFICIT      DEFICIENCY
                                     ----------------------------------------------------------------------------------------------

Balance, January 1, 2008             1,501,050   $    15,010    15,238,778   $   152,388   $ 3,727,945   $(4,197,129)   $  (301,786)

 Amortization of stock option
 compensation                             --            --            --            --          48,965          --           48,965

 Dividends on Preferred Series B            25             0          --            --            --               0           --

Net loss                                  --            --            --            --            --         (40,386)       (40,386)
                                     ----------------------------------------------------------------------------------------------
Balance, June 30, 2008               1,501,075   $    15,010    15,238,778   $   152,388   $ 3,776,910   $(4,237,515)   $  (293,207)
                                     ==============================================================================================








The accompanying notes are an integral part of the financial statements.



                      IMAGE TECHNOLOGY LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        SIX MONTHS
                                                                       ENDED JUNE 30
                                                                 ----------------------
                                                                   2008          2007
OPERATING ACTIVITIES:
    Net loss                                                     $ (40,386)   $(156,297)
    Adjustments to reconcile net profit (loss)
      to net cash provided (used) in operating activities:
      Depreciation and amortization of equipment
             and improvements                                       34,462       27,041
      Stock based compensation                                      48,965       48,965
      Changes in operating assets and liabilities:
             Accounts receivable                                    94,886       98,696
             Prepaid expenses and other current assets              (4,937)     (10,543
             Accounts payable and accrued expenses                 (16,879)     (15,536)
            Deferred revenue                                       (25,000)
            Accrued compensation payable to stockholders                 0        8,488
                                                                 ---------    ---------
              NET CASH PROVIDED IN OPERATING ACTIVITIES             91,111          814
                                                                 ---------    ---------

FINANCING ACTIVITIES:
    Repayments of Bank Line of Credit, net                          (9,577)         (54)
    Proceeds from(repayment of) notes payable
       and long term debt                                          (54,575)     650,000
    Proceeds from loans from stockholders                                0        3,684
                                                                 ---------    ---------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (64,152)     653,630
                                                                 ---------    ---------
              NET INCREASE IN CASH AND CASH EQUIVALENTS             26,959      654,444


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     295,495        3,263
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 322,454    $ 657,707
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $  29,653    $   6,704
                                                                 =========    =========




The accompanying notes are an integral part of the financial statements.

                      IMAGE TECHNOLOGY LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of June 30, 2008, its results of operations for the six and three month periods ended June 30, 2008 and 2007, changes in stockholders' deficiency for the six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 and 2007. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2007 and for the years ended December 31, 2007 and 2006 (the "Audited Financial Statements") included in the Company's 2007 Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited financial statements should be read in conjunction with the Audited Financial Statements and the other information included in the 2007 Form 10-KSB.

The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they

                      IMAGE TECHNOLOGY LABORATORIES, INC.

need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company's financial statements.

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

Since the Company had a net loss for the three months and six months ended June 30, 2008, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at June 30, 2008 were not considered in the computation of loss per share as they would have been anti-dilutive.

Potential common shares outstanding as of June 30, 2008 and 2007:


------------------------------------------- ------------------------- -----------------------
                                                    June 30, 2008              June 30, 2007
------------------------------------------- ------------------------- -----------------------
Warrants                                                     230,000                 230,000
------------------------------------------- ------------------------- -----------------------
Options                                                    3,100,000               3,100,000
------------------------------------------- ------------------------- -----------------------
Conversion of Preferred Series B                           2,902,500               2,767,500
------------------------------------------- ------------------------- -----------------------

As of June 30, 2008 and 2007, potentially dilutive shares totaled 6,232,500 and 6,097,500 respectively.


NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's former principal stockholder. At June 30, 2008, there was $63,891 outstanding under this agreement.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of June 30, 2008, there was $543,372 outstanding under this agreement.


NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:

During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Stock Series B in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years from issuance in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B. The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid. At June 30, 2008, 1,075 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,902,500 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $464,400 at any time until forced conversion by either party into Common stock.

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

                      IMAGE TECHNOLOGY LABORATORIES, INC.


NOTE 5 - STOCK OPTIONS

The Company did not grant any options under the Company's option plan during the quarter ended June 30, 2008.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123R, the Company expenses the fair value of employee stock options over the vesting period of such options. For each of the quarters ending June 30, 2008 and 2007, the Company expensed $24,483 of amortized stock compensation.


NOTE 6 - WARRANTS

As of June 30, 2008, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.


NOTE 7 - FIXED DIVIDENDS

The Company's largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2008 as Fixed Dividends. An additional 13 shares were accumulated on April 1, 2008.

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

With the exception of the quarter ending March 31, 2008, we have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $322,454 and working capital of $28,882 as of June 30, 2008.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007

REVENUE:

For the three months ended June 30, 2008, our total revenue was $138,678, an increase of $36,013 from the $102,665 in the year's comparable period. For the six months ended June 30,2008, our total revenue was $416,648, a $216,377 increase from the $207,621 revenue in the prior year's comparable period, largely attributed to additional ASP usage fees and sales of enhancements to our existing customer base.


COST OF REVENUE:

For the three and six months ended June 30, 2008, direct cost of revenue was $6,652 and $33,478, which includes depreciated associated with equipment used in our ASP installations. For the three and six months ending June 30, 2007, our cost of revenue was $ 885 and $941 which did not include depreciation associated with equipment used in our ASP installations.


SALES AND MARKETING EXPENSES:

During the three months ended June 30, 2008, we incurred sales and marketing expenses of $4,037, as compared with sales and marketing expenses of $4,081 during the same period of 2007. During the six months ended June 30, 2008 we incurred sales and marketing expenses of $8,074, as compared with sales and marketing expenses of $7,364 during the same period of 2007, a decrease of $710. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.


NET LOSS:

We realized a net loss of $96,742 for the three months ended June 30, 2008 as compared with a loss of $81,049 for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $40,386 as compared with a net loss of $156,297 for the same period in 2007. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.

                      IMAGE TECHNOLOGY LABORATORIES, INC.

                         LIQUIDITY AND CAPITAL RESOURCES


At June 30, 2008, our total assets were $520,390 , a decrease of $97,451 from total assets of $617,841 on December 31, 2007.

As of June 30, 2008, we had cash and cash equivalents and working capital of $322,454 and $28,882, respectively

Net cash provided by our operating activities for the six months ending June 30, 2008 of $91,111 was substantially attributable to an decrease in accounts receivable of $94,886 offset by decreases in accounts payable of $16,879 and deferred revenue of $25,000. The net cash used in financing activities included $9,577 for repayment of our bank line of credit and $54,575 for repayment of our accounts receivable loan.

The foregoing activities, i.e., operating and financing, resulted in our net cash increase of $26,959 for the six months ended June 30, 2008.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. As of June 30, 2008, we have $63,891 outstanding under that loan.

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

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of June 30, 2008, there was $543,372 outstanding under this agreement. Fixed fees paid during 2007 to PowerLease were $10,402.

We require cash to fund our working capital needs and capital expenditures, as well as to meet existing commitments. Such commitments include payments of existing loans including our line of credit, and $3,000 per month pursuant to a five-year lease commitment ending in December 2012 for our operations center in Kingston, New York. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or

                      IMAGE TECHNOLOGY LABORATORIES, INC.

deferred compensation due under their agreements. It is anticipated, but not assured, that, should the need arise such contributions or deferrals might be available to us in the future. Additionally, we are considering outside sources of equity funds and other types of financing in order to help support our anticipated growth. There can be no assurance that such efforts will be successful.

Management believes that as a result of the proceeds from financing activities in 2007, anticipated cash flow generated by sales of its WarpSpeed RIS/PACS solution and cash flows generated from our installed ASP base, the Company will be able to continue to meet its obligations as they become due through at least December 31, 2008. Management also believes that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


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

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years from issuance in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B. The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid. At June 30, 2008, 1,075 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,902,500 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $464,400 at any time until forced conversion by either party into Common stock.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


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


ITEM 4 - CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Technology Officer who is our Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Our largest stockholder accumulated 13 additional shares of Cumulative Convertible Preferred Stock Series B on April 1, 2008 under the terms described above as Fixed Dividends.

At June 30, 2008, 1,075 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,902,500 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $464,400 at any time until forced conversion by either party into Common stock.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      IMAGE TECHNOLOGY LABORATORIES, INC.


ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS

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










/S/ LEWIS M. EDWARDS
-----------------------
LEWIS M. EDWARDS,
CHAIRMAN,
EXECUTIVE VICE-PRESIDENT,
CHIEF TECHNOLOGY OFFICER, AND PRINCIPAL
ACCOUNTING OFFICER
AUGUST 19, 2008