Form 10KSB/A
period 2007-12-31
IMAGE TECHNOLOGY LABORATORIES INC
filed 2008-09-19
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO.1

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                      IMAGE TECHNOLOGY LABORATORIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                                  22-3531373
--------------------------------                            ------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


602 ENTERPRISE DRIVE, KINGSTON, NEW YORK                            12401
----------------------------------------                          ---------
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

                                EXPLANATORY NOTE

Image Technology Laboratories, Inc. originally filed its Annual Report on Form 10-KSB for the year ended December 31, 2007 on April 18, 2008 (the "Original Filing"). This Form 10-KSB/A is being filed solely for the purpose of (i) revising Part I, Item 8A. Controls and Procedures, (ii) revising Exhibits 31.1 and 32.1, and (iii) filing Management's Report on Internal Control Over Financial Reporting, which was inadvertently omitted from the Original Filing. This Form 10-KSB/A does not otherwise amend the Original Filing.


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

ITEM 8A. CONTROLS AND PROCEDURES.

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our Principal Accounting Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.

On April 18, 2008, we filed our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "Original Filing"). However, our Management's Report on Internal Control Over Financial Reporting, which we were required to provide pursuant to Item 308T(a) of Regulation S-B, was inadvertently omitted from the Original Filing even though our management had completed the required assessment of internal control over financial reporting.

As a result, we conducted a reevaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this reevaluation, we have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and also designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report is based solely upon Management's Report on Internal Control Over Financial Reporting having been having inadvertently omitted from the Original Filing.

Management's Report on Internal Control Over Financial Reporting is set forth below as paragraph C to Item 8A of this amended Form 10-KSB filing.

We will continue to monitor and evaluate our disclosure controls and procedures on an ongoing basis to ensure that the reports we file under the Exchange Act include all of the information required to be disclosed. We are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

C) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Our management, including our Chief Executive Officer who also serves as our Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 8B, OTHER INFORMATION

None.