Form 10-Q
period 2008-09-30
IMAGE TECHNOLOGY LABORATORIES INC
filed 2008-11-14
CIK 1110648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2008 or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

Commission File Number: 34-00031307

                       IMAGE TECHNOLOGY LABORATORIES, INC.
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|                                Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 13, 2008, there were 15,238,778 shares of the registrant's common stock outstanding.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2008            2007
                                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $   255,458    $   295,495
  Accounts receivable                                                                    105,336        171,492
  Prepaid expenses and other current assets                                               11,302          8,637
                                                                                     -----------    -----------
      TOTAL CURRENT ASSETS                                                               372,096        475,624
  Equipment and improvements, net                                                         91,766        136,217

  Rent - deposit                                                                           6,000          6,000
                                                                                     -----------    -----------
      TOTAL ASSETS                                                                   $   469,862    $   617,841
                                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Bank line of credit                                                                $    60,738    $    73,467
  Current portion of long-term debt                                                      120,016        111,794
  Accounts payable and accrued expenses                                                  156,246        171,933
  Deferred revenue                                                                        30,000         25,000
  Accrued compensation payable to stockholders                                            47,596         47,596
                                                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES                                                          414,596        429,790
      Long-term debt, less current portion                                               395,085        486,153
      Notes payable to stockholders                                                        3,684          3,684
                                                                                     -----------    -----------
      TOTAL LIABILITIES                                                                  813,365        919,627

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
     Series A 1,500,000 shares issued and outstanding                                     15,000         15,000
     Cumulative Convertible Series B 1,087 and 1,000 shares issued and outstanding            10             10
  Common stock, par value $.01 per share; 50,000,000 shares authorized;
     15,238,778 shares issued and outstanding                                            152,388        152,388
  Additional paid-in capital                                                           3,779,386      3,727,945
  Accumulated deficit                                                                 (4,290,287)    (4,197,129)
                                                                                     -----------    -----------
      TOTAL STOCKHOLDERS' DEFICIENCY                                                    (343,503)      (301,786)
                                                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $   469,862    $   617,841
                                                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                  THREE MONTHS                    NINE MONTHS
                                                              ENDING SEPTEMBER 30,            ENDING SEPTEMBER 30,
                                                              2008            2007            2008            2007
                                                              ----            ----            ----            ----
REVENUE:
   Systems / software: license fees and sales             $    134,202    $    131,114    $    547,261    $    338,478
   Dividend Income                                               1,284           5,087           4,873           5,087
   Service Income                                                    0               0               0             256
                                                          ------------    ------------    ------------    ------------
                         TOTAL REVENUE                         135,486         136,201         552,134         343,821

COST OF REVENUE:                                                11,809           4,209          45,287           5,150
                                                          ------------    ------------    ------------    ------------
                         GROSS PROFIT                          123,677         131,992         506,847         338,671
COSTS AND EXPENSES:

  Research and development                                      93,310         103,853         279,813         285,002
  Sales and marketing                                           17,719           4,154          25,792          11,518
  General and administrative (includes interest
    expense of $13,542 and $17,314 for the three months
    and $43,195 and $24,019 for the nine months ending
    September 30, 2008 and 2007, respectively)                  62,945         114,828         242,959         240,325
  Stock based compensation                                       2,476          24,483          51,441          73,448
                                                          ------------    ------------    ------------    ------------
                         TOTAL COSTS AND EXPENSES              176,450         247,318         600,005         610,293

NET LOSS                                                  $    (52,773)   $   (115,326)   $    (93,158)   $   (271,622)

NET LOSS PER COMMON SHARE:
  Basic and diluted                                       $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                         16,738,778      16,738,778      16,738,778      16,738,778

The accompanying notes are an integral part of the financial statements.

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (UNAUDITED)

                                    PREFERRED STOCK
                                     SERIES A AND B          COMMON STOCK
                                 --------------------   ----------------------
                                                                                    ADDI-                        TOTAL
                                   NUMBER                 NUMBER                    TIONAL       ACCUMU-         STOCK-
                                     OF                     OF                     PAID-IN        LATED         HOLDERS'
                                   SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT       DEFICIENCY
                                   ------      ------     ------       ------      -------       -------       ----------
Balance, January 1, 2008         1,501,050    $15,010   15,238,778    $152,388    $3,727,945   $(4,197,129)    $(301,786)

 Amortization of stock option
 compensation                                                                         51,441                       51,441

 Dividends on Preferred Series B        37          0                                                    0

Net loss                                                                                           (93,158)      (93,158)
                                 ---------    -------   ----------   ---------    ----------  ------------     ---------
Balance, September 30, 2008      1,501,087    $15,010   15,238,778   $ 152,388    $3,779,386  $ (4,290,287)    $(343,503)
                                 =========    =======   ==========   =========    ==========  ============     =========

The accompanying notes are an integral part of the financial statements.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                NINE MONTHS
                                                                             ENDED SEPTEMBER 30
                                                                              2008         2007
OPERATING ACTIVITIES:
   Net loss                                                                $ (93,158)   $(271,622)
   Adjustments to reconcile net loss to net cash provided
     (used) in operating activities: Depreciation and amortization of equipment
            and improvements                                                  44,451       42,408
        Stock based compensation                                              51,441       73,448
        Changes in operating assets and liabilities:
            Accounts receivable                                               66,156       84,005
            Prepaid expenses and other current assets                         (2,666)       1,966
            Accounts payable and accrued expenses                            (15,686)     (20,606)
            Deferred revenue                                                   5,000
            Accrued compensation payable to stockholders                                   (8,126)
                                                                           ---------    ---------
                NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES              55,538      (98,527)
                                                                           ---------    ---------
INVESTING ACTIVITIES - PURCHASE OF EQUIPMENT AND IMPROVEMENTS                      0      (79,702)

FINANCING ACTIVITIES:
   Proceeds from (repayments of) Bank Line of Credit, net                    (12,729)       1,421
   Proceeds from (repayment of) notes payable and long term debt             (82,847)     574,281
   Proceeds from loans from stockholders                                           0        3,684
                                                                           ---------    ---------
                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (95,576)     579,386
                                                                           ---------    ---------
                NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (40,037)     401,157

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               295,495        3,263
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 255,458    $ 404,420
                                                                           =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                           $  43,195    $  24,018
                                                                           =========    =========

The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Image Technology Laboratories, Inc. (the "Company") as of September 30, 2008, its results of operations for the three and nine month periods ended September 30, 2008 and 2007, changes in stockholders' deficiency for the nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 and 2007. Certain terms used herein are defined in the audited financial statements of the Company as of December 31, 2007 and for the years ended December 31, 2007 and 2006 (the "Audited Financial Statements") included in the Company's 2007 Annual Report on Form 10-KSB previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, the accompanying unaudited financial statements should be read in conjunction with the Audited Financial Statements and notes thereto included in the 2007 Form 10-KSB.

The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2008.

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

NOTE 2 - LOSS PER SHARE:

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

Since the Company had a net loss for the three months and nine months ended September 30, 2008, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at September 30, 2008 were not considered in the computation of loss per share as they would have been anti-dilutive.

Potential common shares outstanding as of September 30, 2008 and 2007:

                                      September 30, 2008      September 30, 2007
Warrants                                         230,000                 230,000
Options                                        3,100,000               3,100,000
Conversion of Preferred Series B               2,934,900               2,799,900

As of September 30, 2008 and 2007, potentially dilutive shares totaled 6,264,900 and 6,129,900 respectively.

NOTE 3 - WORKING CAPITAL LOAN AGREEMENT:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation. Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's former principal stockholder. At September 30, 2008, there was $60,738 outstanding under this agreement.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of September 30, 2008, there was $515,101 outstanding under this agreement.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS:

During November and December 2004, Dr. David Ryon, the Company's principal stockholder, President, and Chief Executive Officer, until his death in December 2004, loaned the Company an aggregate of $105,000. In December 2004, to memorialize this loan, he executed, as President and Chief Executive Officer, on behalf of the Company, a demand promissory note payable to himself and bearing interest at 10% per annum. He also executed a security agreement, for himself on behalf of the Company, granting to himself a security interest in all of the Company's assets not previously encumbered as security for full payment under the note. Prior to April 12, 2005, the Company negotiated with the Estate of Dr. David Ryon a 24-month payment schedule, beginning in January 2006. The Company's Board of Directors approved the revised terms of the promissory note on April 12, 2005. In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note and the payment schedule was renegotiated to begin in January 2007. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Stock Series B in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years from issuance in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B. The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid. At September 30, 2008, 1,087 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,934,900 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $469,584 at any time until forced conversion by either party into Common stock.

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

NOTE 5 - STOCK OPTIONS

The Company did not grant any options under the Company's option plan during the nine-month period ended September 30, 2008.

In accordance with the provisions of Statement of Financial Accounting Standards No. 123R, the Company expenses the fair value of employee stock options over the vesting period of such options. Amortization of stock compensation was $51,441 and $73,449 for the nine month periods ended September 30, 2008 and 20007, respectively ($2,476 and $24,483 for the three month periods ended September 30, 2008 and 2007).

NOTE 6 - WARRANTS

As of September 30, 2008, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.

NOTE 7 - FIXED DIVIDENDS

The Company's largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on January 1, 2008 as Fixed Dividends. An additional 13 shares were accumulated on April 1, 2008 and 12 shares were accumulated on July 1, 2008.

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

With the exception of the quarter ending March 31, 2008, we have had recurring losses and negative cash flows from our operating activities since inception. We have cash of $255,458 and a working capital deficit of $42,500 as of September 30, 2008.

  RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
        COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUE:

For the three months ended September 30, 2008, our total revenue was $135,486, a slight decrease from the $136,201 in the year's comparable period. For the nine months ended September 30, 2008, our total revenue was $552,134, a $208,313 increase from the $343,821 revenue in the prior year's comparable period, largely attributed to additional ASP usage fees and sales of enhancements to our existing customer base.

COST OF REVENUE:

For the three and nine months ended September 30, 2008, direct cost of revenue was $11,809 and $45,287, which includes depreciation associated with equipment used in our ASP installations. For the three and nine months ending September 30, 2007, our cost of revenue was $ 4,209 and $5,150, which did not include depreciation associated with equipment used in our ASP installations.

SALES AND MARKETING EXPENSES:

During the three months ended September 30, 2008, we incurred sales and marketing expenses of $17,719, as compared with sales and marketing expenses of $4,154 during the same period of 2007. During the nine months ended September 30, 2008 we incurred sales and marketing expenses of $25,792, as compared with sales and marketing expenses of $11,518 during the same period of 2007, a increase of $14,274. The Company has focused its efforts on controlling costs while identifying appropriate sales personnel and resources. These costs are expected to grow as the company executes its business plan.

NET LOSS:

We realized a net loss of $52,773 for the three months ended September 30, 2008 as compared with a loss of $115,326 for the three months ended September 30, 2007. Net loss for the nine months ended September 30, 2008 was $93,158 as compared with a net loss of $271,622 for the same period in 2007. The Company continues to aggressively manage costs while it focuses on increasing revenues from sales of systems / software.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our total assets were $469,862, a decrease of $147,979 from total assets of $617,841 on December 31, 2007.

As of September 30, 2008, we had cash and cash equivalents and a working capital deficit of $255,458 and $42,500, respectively

Net cash provided by our operating activities for the nine months ending September 30, 2008 of $55,538 was substantially attributable to non-cash charges and a decrease in accounts receivable of $66,156 offset by a decrease in accounts payable of $15,686. The net cash used in financing activities included $12,729 for repayment of our bank line of credit and $82,846 for repayment of our accounts receivable loan.

The foregoing activities, i.e., operating and financing, resulted in our net cash decrease of $40,037 for the nine months ended September 30, 2008.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. As of September 30, 2008, we have $60,738 outstanding under that loan.

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

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of June 30, 2008, there was $515,101 outstanding under this agreement. Fixed fees paid during 2007 to PowerLease were $10,402.

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

In December 2005, the Estate of Dr. Ryon loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. Additional amounts were loaned to the Company in March 2006 for $22,500, in August 2006 for $57,672 and in September 2006 for $153,375.26. These amounts, along with other previous loans to the Company by the largest stockholder totaling $374,548 were converted to 1000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven. Cumulative Convertible Preferred Stock Series B can be converted to common stock of Image Technology Laboratories at a ratio of one share of Cumulative Convertible Preferred Stock Series B to 2,700 shares of common stock. Either the stockholder or the Company may elect to force conversion after two years from issuance in units of 100 shares of Cumulative Convertible Preferred Stock Series B. The Company may also elect to repurchase the Cumulative Convertible Preferred Stock Series B in units of 100 shares of Cumulative Convertible Preferred Stock Series B at any time for $432 per share of Cumulative Convertible Preferred Stock Series B. Fixed dividend is accumulated as 12.5 additional shares of Cumulative Convertible Preferred Stock Series B per quarter. The underlying common stock, should the Company or shareholder elect to convert, is unregistered. The voting rights are set at one vote per share of Cumulative Convertible Preferred Stock Series B. The issuance described above was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities, and no underwriting commissions or discounts were paid. At September 30, 2008, 1,087 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,934,900 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $469,584 at any time until forced conversion by either party into Common stock.

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

ITEM 4 - CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Technology Officer, who also serves as our Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the "Evaluation Date")), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Our largest stockholder accumulated 12 additional shares of Cumulative Convertible Preferred Stock Series B on July 1, 2008 under the terms described above as Fixed Dividends.

At September 30, 2008, 1,087 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,934,900 shares of Common stock beginning in September 2008. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $469,584 at any time until forced conversion by either party into Common stock.

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

                              /S/ LEWIS M. EDWARDS
                              -----------------------
                              LEWIS M. EDWARDS,
                              CHAIRMAN,
                              EXECUTIVE VICE-PRESIDENT,
                              CHIEF TECHNOLOGY OFFICER, AND
                              PRINCIPAL ACCOUNTING OFFICER
                              NOVEMBER 14, 2008