Form 10-K
period 2008-12-31
IMAGE PROTECT, INC.
filed 2016-08-24
CIK 1110648

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Common Stock, par value $.001 per share

______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The issuer's revenues for the most recent fiscal year were $817,990.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the $.06 last sales price reported by OTC.BB on April 2, 2008 was $389,592.

As of December 31, 2008, the Registrant had issued, and outstanding, 15,238,778 shares of common stock.

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate, " "intend, " "plan", "believe," "seek", "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Factors, that could cause actual results to differ materially from those expressed or implied by such forward looking statements include that discussed in the report in Part 1, Item 1, including the section captioned "Risk Factors that May Affect Future Results” and "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

1.	PART I

Item 1. Description of Business

Image Technology Laboratories, Inc. ("ITL", “the Company”, “Registrant” or “we”) is a medical image and information management company in the healthcare IT market. The Company is a systems integrator that provides a total solution of hardware, software and service to the customer for their product.

The Company was founded and incorporated in the state of Delaware in 1997 by Dr. David Ryon, Chief Executive Officer and founder of The Kingston Diagnostic Center; Dr. Carlton Phelps, Chief Financial Officer and former Chief of Radiology at The Kingston Hospital; and Lewis M. Edwards, Chief Technical Officer and formerly Senior Technical Staff Member and lead engineer of the 3D Graphics Lab at IBM. In fiscal year 2000 ITL successfully completed a private placement (net of approximately $180,000), followed by an SB2 registration and a self-underwritten public offering raising net proceeds of $1.02 million to partially fund its development efforts.

The Company is headquartered in Kingston, New York – about 100 miles north of New York City. The Company’s shares of common stock are publicly traded on the OTC Bulletin Board under the symbol “IMTL”. Of the three original co-founders, only Mr. Edwards remains at the Company. In the first quarter of 2002, Dr. Phelps departed the Company and resigned from the Board of Directors. Dr. Ryon passed away suddenly in December of 2004. The Company has secured a roster of active customers, and is seeking to expand their sales and marketing initiatives by both organic and acquisitive growth strategies.

ITL’s lead product is their “WarpSpeed” software system, which is built on a unique modular architecture, with high throughput capabilities by a staff of software engineers experienced in designing and writing enterprise level programs. The result is a highly reliable, scalable radiology business solution, which is easily upgraded to meet the demands of a growing customer environment. These qualities allow ITL to deliver a radiology product specifically tailored to a customer’s requirements. Innovative development work will allow customers to stay at the forefront of technological advances by allowing easy extensions and upgrades to existing systems.

Products

WarpSpeed is a “Radiology Information System / Picture Archiving and Communications System”, known as RIS/PACS, for use in the management of patient information and the processing/storage of medical images by hospitals and diagnostic imaging centers. The RIS portion of the system inputs and stores patient demographics, scheduling information, insurance data, and the billing records required to service patients visit. The RIS system also manages the analysis reports generated by the radiologist resulting from reviewing the patient’s image data. The PACS portion of the system acquires and stores diagnostic images in standard DICOM (Digital Imaging and Communications in Medicine) digital format from imaging equipment (called “modality” in the health industry) such as Computerized Tomography (CAT scan), Magnetic Resonance Imaging (MRI), Ultrasound, Nuclear Imaging, Digital Fluoroscopy, Computed Radiography, Digital Mammography, Digital Radiography, Positron Emission Tomography (PET), etc, called a “study”.

The uniqueness of WarpSpeed is in it being a monolithic RIS/PACS system made possible by the development of a single, central source of patient / study data called a database. Through the single database, the components of the RIS system and the components of the PACS system can easily share consistent data and provide a single source of information about a patient anywhere in the study process. This includes patient exam scheduling, patient demographics, insurance, imaging, statistics, mammography (BIRADS) reporting, diagnostic reports and billing records. Everything is available on a single application platform (WarpSpeed). The unified data also allows the efficient deployment of another key WarpSpeed component, the Workflow manager. The Workflow manager manages the process flow from the beginning to the end of a patient study. The Workflow manager eliminates multiple input of the same patient data into a non integrated RIS/PACS systems, eliminates the passing of folders between departments, reduces the number of confirming telephone calls, and removes the need to access multiple computer applications to access the patient’s data and status.

Further, unified data allows for images to be inserted into the radiologist’s report, a radiologist’s dictation to be part of the workflow process (and stay totally within the RIS/PACS system), and intelligent, automatic routing of work and data to the next individual(s) in the process flow. The WarpSpeed system also allows the sending of data via integrated e-mail or fax or storing it on a patient CD without evoking assistance outside the WarpSpeed application. ITL StudyNotes may be attached to a patient’s study by the radiologist, staff physician or department administrators via an ITL WebViewer, Administrative Workstation, Modality Workstation or Radiologist Display Workstation, and subsequently viewed by these system components.

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

Another component of the system is the ITL Radiologist Display Workstation. The Radiologist Display Workstation permits the simultaneous viewing of multiple diagnostic images (usually on high resolution displays) together with relevant patient data displayed on a supporting touch-screen display. The imaging information can be displayed in either film mode or stacking mode depending on the imaging modality and radiologists’ preferences. In film mode, the workstation emulates the current film based paradigm that uses traditional X-Ray view boxes to display multiple images. MRI and CT studies are typically viewed in stack mode with automatic cross-referencing across images intersecting in 3D space, as the radiologist scrolls up and down through the stacked series of images. The control of the Radiologist Display Workstation is via a surface acoustic wave (SAW) touch-screen workstation so as to not use valuable space on the high-resolution diagnostic monitors typically configured with the Workstation, improving the speed and accuracy of diagnostic interpretation.

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

The ITL Administrative Workstations are PC-based and are normally used for the RIS functions, such as patient demographic entry and maintenance, online report viewing, scheduling (both basic and procedure-based), schedule queries, workflow status monitoring and control, report log viewing, referring physician entry and maintenance, radiologist preferences management, schedule procedure creation and editing, study ICD-9 procedure code modifications, generalized RIS queries and “super-administrator” functions such as patient / study merges.

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

ITL has also developed an extensive set of internal data migration tools that enable us to quickly and efficiently import a customer’s existing RIS data into the WarpSpeed system, such as patient demographics, study history, schedules and referring physician lists. Standard DICOM files can also be imported and correlated with imported RIS data.

ITL began shipment of its WarpSpeed Web Portal, comprised of the ITL WebServer and ITL WebViewer in the second quarter of 2006, allowing referring clinicians secure access to images and reports using standard PCs running Microsoft Windows 2000 and XP using Microsoft’s .NET technology. The ITL WebViewer is fully integrated into the WarpSpeed workflow, allowing a radiologist to logon to one or more sites, view study images and reports, edit or sign reports and add or review ITL StudyNotes.

In summary, the WarpSpeed system provides a total, turn-key monolithic solution to the administrative (RIS) and imaging (PACS) aspects of radiology services that does not force local IT to manage the integration, support and data inconsistency issues of separate RIS and PACS products joined together by our competitors. WarpSpeed has the capability to automate a hospital’s radiology department or be the primary patient and image management system for any radiology diagnostic imaging center. In a hospital environment, WarpSpeed has been designed to interface with hospital information systems so that a patient’s clinical data can be integrated with diagnostics images for increased accuracy of image interpretation and diagnosis. ITL’s WarpSpeed system offers performance, enterprise level robustness, reliability and recovery, workflow management, and scalability. Our value to our customers include consistent and organized radiology process flow control, a completely electronic (vs. paper) solution, supporting a more accurate and reliable diagnosis by the radiologists with less opportunity for error, lower operating costs, overall better patient care. The accuracy of information maintained within the ITL WarpSpeed monolithic RIS/PACS system, along with the organized workflow, allows for more accurate billing and the potential for an improvement in the reimbursement rate by the imaging facility.

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

ITL believes that 3D viewing capability continues to be an important factor in our diagnostic imaging market comprised of single / multi-site imaging centers and small (community) to medium hospitals, offering an improvement in certain diagnosis and a potentially higher reimbursement to the imaging facility. We expect that ITL’s expertise in 3D imaging will allow us to vigorously pursue this emerging market segment.

With the aging baby boomers starting to place more of a burden on the health care system in the U.S., ITL expects the diagnostic imaging market to grow to meet this demand. The increased awareness of the importance of Electronic Medical Records (EMR) as a means of controlling medical costs while improving patient care will, no doubt, impact the RIS/PACS market as the images and reports produced from RIS/PACS are an important component in EMR. ITL intends to pursue EMR within the RIS/PACS space and possibly beyond as other opportunities become evident to deploy our technology and expertise in medical information systems. In May 2007, ITL announced its participation in the Southern Tier Health Link Web Portal in association with Park Avenue Radiology. This Web Portal is part of the New York State Health Care Efficiency and Affordability Law for New Yorkers Capital Grant Program, often referred to as the HEAL NY Program. HEAL NY includes identification and support for development and investment in Health Information Technology initiatives at the regional level. http://www.health.state.ny.us/technology

ITL is selling WarpSpeed with two (2) pricing models: The first is an outright capital purchase and the second is a fee per-study-performed basis. The latter plan is an attractive approach for our clients, as there is no capital outlay, the cost is expensed, and the model does not penalize radiologists and clinical staff for multiple consultative reviews of the image data.

Competition and Competitive Advantage

ITL is unique among the 50+ companies in the U.S. that are marketing or developing RIS or PACS or RIS/PACS solutions for the radiology community. The Company believes that it is the only company that has implemented a single monolithic product that encompasses all aspects of the radiology business. To date no one company has captured a predominant market share. Some of the larger RIS/PACS vendors are GE Medical Systems, Agfa, Siemens Medical Solutions, Philips Medical Systems and Kodak Health Imaging – all of which have expended effort to integrate RIS and PACS. There are a number of vendors which now offer ‘single vendor’ (disparate database) RIS/PACS, and many vendors which offer simply the RIS or PACS components separately.

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

The Company believes that most available RIS/PACS systems have significant drawbacks such as:

•	Poor user interfaces
•	Inadequate workflow tools
•	Lack of scalability

•	Prohibitive entry point purchase prices.
•	Significant management oversight to maintain disparate databases

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

Under the terms of our executive employment agreements we are obligated to maintain term life insurance for the benefit of Mr. Lewis M. Edwards, ITL’s Chief Technical Officer, in the amount of $300,000 if this can be obtained on commercially reasonable terms. The Company, at this time, has not purchased life insurance.

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

In January 2004, ITL closed a five-year contract for the WarpSpeed system with St. Anthony Community Hospital, Warwick, NY. St. Anthony is a member of Bon Secours Charity Health System, which owns and operates 32 health care facilities. ITL expanded its installation to an off-campus Women’s Center in May 2005, for digital mammography and ultrasound, and again in November 2005 at the hospital with the installation of Computed Radiography (CR) modalities as St. Anthony Community Hospital became essentially film-less. Our installation at St. Anthony Community Hospital also includes an ITL Backup Server, a fully-redundant hot-standby server.

In March 2005, the Company signed a contract for the sale of two of its WarpSpeed RIS/PACS systems to InMed Diagnostic Services of Massachusetts, LLC at multi-modality imaging centers specializing in women’s health care spread across three sites, and one WarpSpeed system to InMed Diagnostics Services of South Carolina, LLC in Columbia. The Columbia, South Carolina site is the largest imaging center of the InMed affiliates. In 2008, ITL added a WebServer to InMed’s Columbia, South Carolina site.

In March 2006, the Company executed an amendment to its contract with Park Avenue Associates in Radiology PC, Binghamton NY to extend the term of the original RIS/PACS contract through December 31, 2008.

In April 2007 ITL and Park Ave Radiology amended their contract for the purchase and installation of the ITL WebServer and WebViewer technologies.

In June 2007, ITL closed a contract with Bon Secours Community Hospital in Port Jervis, NY.

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

In December 2007, Park Ave Radiology purchased an ITL Primary Server upgrade along with an ITL Backup Server.

In August of 2008, Bon Secours Community Hospital expanded off-site to the Bon Secours Care Center of Milford, PA. This included digital mammography, digital x-ray, ultrasound, and bone mineral densitometry.

In September 2008, InMed Diagnostic Services of South Carolina added a WebServer to their Columbia, South Carolina site.

In December 2008, ITL closed a contract with Orthopedic Associates, P.C. of Binghamton, NY. The installation includes the ITL WebServer and WebViewers.

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

In September 2005, the Company borrowed $50,000 from a member of the Company’s Board of Directors as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan had an annual interest rate of 14%. The principal of $50,000 was repaid in July 2007; $5,000 of the accrued interest was paid in September 2007 and a final accrued interest payment of $5,000 was made in March 2008.

In March 2006, largest stockholder loaned the Company an additional $22,500 under an amendment to the December 2004 promissory note.

In late August 2006 our largest stockholder loaned the Company $57,672, under an amendment to the December 2004 promissory note, to payoff the remaining balance of the Valley loans.

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375 consisting of attorneys’ fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006.

In September 2006, the Company’s largest stockholder loaned the Company $153,375, the proceeds of which were used to satisfy the settlement with Dr. Phelps. This amount, along with other previous loans to the Company by the largest stockholder totaling $374,548 was converted to 1,000 shares of Cumulative Convertible Preferred Series B stock in late September 2006, and all accrued interest was forgiven.

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of December 31, 2008, there was $486,153 outstanding under this agreement. Fixed fees paid to PowerLease were $10,402.

Item 2. Description of Property

Image Technology's principal executive office currently occupies leased space at 602 Enterprise Drive, Kingston, NY. Image Technology's telephone number is (845) 338-3366.

In September 2002, we executed a five-year lease (at approximately $900 per month) for office space at "TechCity”, formerly the IBM facility in Kingston, NY. Tech City has become the home of many high technology firms in the Hudson Valley. In December 2007, we executed a five-year lease (at approximately $3000 per month) for larger office space at TechCity. The Company believes that its current facilities will meet its needs for the foreseeable future, including any anticipated growth in marketing / sales, R&D and systems integration / test.

Item 3. Legal Proceedings

During the year ending December 31, 2008, there were no significant legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

Image Technology's Common Stock currently trades on Pink Sheets (“Pink OTC Markets”) under the symbol "PK.IMTL". These securities commenced trading on December 15, 2000. The following table lists the closing high and low prices of the Company stock during 2007-2008:

	2007		2008
	High	Low	High	Low
1st Qtr.	$0.23	$0.16	$0.06	$0.05

2nd Qtr	$0.20	$0.11	$0.10	$0.05

3rd Qtr.	$0.18	$0.11	$0.06	$0.05

4th Qtr.	$0.12	$0.06	$0.05	$0.01

As of January 16, 2009, the number of holders of record of Common Stock was 168.

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

At December 31, 2008, 1,100 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,970,000 shares of Common stock. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $475,200 at any time until forced conversion by either party into Common stock.

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

The following is a discussion of certain factors affecting the results of operations, liquidity and capital resources of Image Technology Laboratories, Inc. ("ITL"). You should read the following discussion and analysis in conjunction with ITL’s audited financial statements and related notes, which are included elsewhere in this Annual Report.

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

For the twelve months ending December 31, 2008, we had a net loss $27,937 and have had recurring losses and negative cash flows from our operating activities since inception. On December 31 2008, we had a cash position of $188,629 and $10,195 in working capital.

We believe that as a result of the proceeds from our financing activities, as well as anticipated cash flow to be generated by fees from, and sales of our RIS/PACS solution, we will be able to continue to meet our obligations as they become due through at least December 31, 2009. We also believe, but cannot assure, that if needed we will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans or equity transactions.

Our cost and expense structures are related, in large part, to our anticipated future growth. We believe, however, that we have the ability to control the pace of our expenditures relative to our available resources as we have done in 2008. Included in such resources are the expectation of additional short-term loans and/or purchases of additional common stock by the members of our Board of Directors, as well as additional private placements of securities to unrelated third parties. There are no commitments of financing nor is there any assurance, that, if needed, such loans or security purchases will be available. If necessary, we also have the ability to reduce or curtail our planned level of activity. As a result of the aforementioned, our financial statements have been prepared assuming the Company will continue as a going concern.

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

Valuation of Deferred Tax Assets:

We regularly evaluate our ability to recover the reported amount of our deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that it is more likely than not that we will not realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results and, accordingly, have recorded a valuation allowance of $2,900,000. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to adjust this valuation allowance, which could materially impact our financial position and results of operations.

Valuation of Long-Lived Assets:

We assess the recoverability of long-lived assets, such as equipment and improvements, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. We have determined that there has not been an impairment of any of our long-lived assets at December 31, 2008. However, should our operating results deteriorate; we may determine that some portion of our long-lived assets is impaired. Such determination could result in non-cash charges to income that could materially affect our financial position and results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenue:

During the year ended December 31, 2008, our total revenues increased $283,552, or 53.06% to $817,990 from $534,438 in the prior year. We also deferred $18,333 in revenue associated with the sale of a system upgrade in late December 2007 that was installed in January 2008.

Revenue Discussion:

ITL is reporting fiscal year revenues, ending December 31, 2008, of $817,990. These revenues include sales of equipment upgrades at one of our customers and the purchase of an ITL WarpSpeed System. They include a significant contribution from the ASP usage fees at a new installation which became fully operational in early December 2007. Our revenues were derived solely from the Companies normal line-of-work: developing, selling and servicing medical image and information management systems. During the fiscal year ended December 31, 2007, ITL reported total revenue of $534,438.

The Company expects that WarpSpeed system installations will continue in 2009 as a result of our ongoing investments in research and development, and additional focus on marketing. We expect that we will derive our revenues in the future primarily from sales of our WarpSpeed system and associated maintenance charges along with ASP usage fees.

Cost of revenue:

The cost of revenue in 2008 $59,825 of represents equipment costs of upgrades sold in 2008 along with depreciated costs of goods sold associated with our ASP installations. The cost of revenue in 2007 was $19,323.

Research and Development Expenses:

During the year ended December 31, 2008, we incurred research and development expenses of $369,700 as compared with $373,670 in the preceding year. These expenses are consistent with ITL’s efforts to enhance the WarpSpeed system while controlling costs and are primarily compensation to our Chief Technology Officer and engineering personnel.

Sales and Marketing Expenses:

During the years ended December 31, 2008 and 2007, we incurred sales and marketing expenses of $43,644 and $15,149, respectively; an increase of $28,495. The increase in this category of expenses was largely associated with the addition of marketing personnel. The Company has focused its efforts on continuing to control costs while identifying appropriate sales personnel and resources. These expenses are expected to increase in 2009 consistent with achieving our revenue goals.

General and Administrative Expenses:

During the year ended December 31, 2008, we incurred general and administrative expenses of $255,571 as compared to $260,311 in the prior year, a decrease of $4,740. General and Administrative Expenses are attributable to compensation, travel, customer support and infrastructure-related costs. The Company is continuing to work diligently to control costs while focusing on revenue generating activities.

Net Loss:

During fiscal year ended December 31, 2008, we incurred a loss of $27,937($.00 per share), as compared to a loss of $272,164 ($.02 per share) for the year ended December 31, 2007. The Company is aggressively managing costs while focusing on increasing revenues from sales of our systems and software and ASP fees.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2008, we had cash and cash equivalents of $188,629 and $10,195 (current assets -current liabilities) working capital as compared with a cash position of $295,495 and a working capital of $45,833 in 2007. In comparing FY 2008 with 2007, cash and cash equivalents decreased by $106,866 to $188,629; accounts receivable increased by $58,910 to $230,402 and total current assets decreased by $45,047 to $430,576.

During 2008, our operating activities utilized $9,558 of cash. This arose primarily from our net loss of $27,937 a non-cash addition of stock based compensation of $60,747, an increase in accounts receivables of $58,910 (taking away from cash), a decrease in accounts payable and accrued expenses of $9,207 (taking away from cash) and an decrease in deferred revenue of $6,667 associated with the sale of a system in late December 2007 which was installed in January 2008. In comparison, during 2007, our operating activities utilized $186,269 of cash. This arose primarily from our net loss of $272,164 as adjusted for a non-cash depreciation addition of $61,751, a non-cash addition of stock based compensation of $97,930, a decrease in accounts receivables of $23,347 and a decrease in accounts payable and accrued expenses of $45,469 (taking away from cash) and an increase in deferred revenue of $25,000 associated with the sale of a system upgrade in late December 2007 which was installed in January 2008.

During 2008, no new purchases of equipment were placed in service to generate revenue.

During 2007 our investing activities used $79,702 of cash, primarily to purchase equipment placed in service to generate revenue.

The above net uses of cash in 2008 were partially offset by our financing activities which totaled $116,425. This cash was used to repay loans from Net Bank of $111,794 along with $4,631 repaid to our bank line of credit. The above net uses of cash in 2007 were partially offset by our financing activities which totaled $558,202. This cash was generated by the proceeds from loans from stockholders and Net Bank which netted $601,631 along with $6,572 from our bank line of credit, and reduced by the repayment of notes and long term debt of $50,000.

In September 2002, we applied for, and received, a line of credit from M & T Bank, renewable annually, in the amount of $75,000. On December 31, 2008, the outstanding balance was $68,837

In February and March 2004, we borrowed an aggregate of $264,000 from Valley Commercial Capital, LLC ("Valley"). These loans required aggregate monthly payments of principal and interest of $8,273 through February 2007 and $4,682 in March 2007. In late August 2006, the remaining balance of these loans, $57,672, was paid. This payoff was funded by a loan from our largest stockholder and was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In December 2004, we borrowed $105,000 from our former Chief Executive Officer, which was to be repaid over 24 months, beginning in January 2007. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In September 2005, the Company borrowed $50,000 from a member of the Company’s Board of Directors as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan had an annual interest rate of 14%. The principal of $50,000 was repaid in July 2007; $5,000 of the accrued interest was paid in September 2007 and a final accrued interest payment of $5,000 was made in March 2008.

In December 2005, our largest stockholder loaned the Company an additional $36,000 under an amendment to the December 2004 promissory note. An additional $22,500 was borrowed from our largest stockholder in March 2006. These amounts were converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In September 2006, the Company entered into a settlement agreement with Dr. Carlton Phelps, our former vice president of finance and administration, chief financial officer, secretary and treasurer. Pursuant to the Settlement Agreement, the Company paid Dr. Phelps a total of $153,375.26 consisting of attorneys’ fees awarded by the arbitrator and confirmed by the court plus interest calculated at a rate of nine percent per annum from September 4, 2004 until September 1, 2006. The Company filed an 8-K detailing this event with the Securities and Exchange Commission on October 4, 2006. In September 2006, the Company’s largest stockholder loaned the Company $153,375.26, the proceeds of which were used to satisfy the $153,375.26 settlement with Dr. Phelps. This amount was converted to Cumulative Convertible Preferred Series B stock issued to our largest stockholder in late September 2006.

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan.

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of December 31, 2008, there was $486,153 outstanding under this agreement. Fixed fees paid to PowerLease were $10,402.

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

Management believes that as a result of the proceeds from financing activities, as well as anticipated cash flow generated by sales of its RIS/PACS solution (in addition to the current cash flow resulting from our installed ASP base), the Company will be able to continue to meet its obligations as they become due through at least December 31, 2009. Management also believes that if needed, the Company will be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Item 7. Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Image Technology Laboratories, Inc.:

We have audited the accompanying balance sheet of Image Technology Laboratories, Inc. (“the Company”) as of December 31, 2008 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Because of the matters described in the Basis for Disclaimer Opinion paragraph below, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

Basis for Disclaimer Opinion;

We were not engaged as auditors of the Company until June of 2016 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2008, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
August 4, 2016

Image Technology Laboratories, Inc.

Balance Sheet

December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$188,629
Accounts receivable	230,402
Prepaid expenses and other current assets	11,547

Total current assets	430,578

Equipment and improvements, net	81,776
Rent – Deposit	6,000

Total Assets	$518,354

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Loan, Bank line of credit	$68,837
Current portion of long-term debt	122,889
Accounts payable and accrued expenses	162,727
Deferred revenue	18,333
Accrued compensation payable to stockholders	47,596

Total current liabilities	420,383

Long-Term Liabilities
Long-term debt, less current portion	363,264
Notes payable to stockholders	3,684

Total liabilities	787,330

Commitments and Contingencies
Stockholders' deficiency
Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
1,500,000 shares issued and outstanding, Series A	15,000
1,100 shares issued and outstanding, Cumulative Convertible Series B	10
Common stock, par value $.01 per share; 50,000,000 shares authorized;
15,238,778 shares issued and outstanding	152,388
Additional paid-in capital	3,788,692
Accumulated deficit	(4,225,066)

Total stockholders' deficiency	(268,976)

Total liabilities and stockholders’ deficiency	$518,354

The accompanying notes are an integral part of the financial statements.

Image Technology Laboratories, Inc.

Statements of Operations

Years Ended December 31, 2008 and 2007

	2008	2007 (Unaudited)
Revenue:
Systems/ software: license and sales	$811,865	$524,950
Service and other income	6,125	9,488

Total Revenue	817,990	534,438

Cost of Revenue	59,825	19,323

Gross Profit	758,165	515,115

Expenses:
Research and development	369,700	373,670
Sales and marketing	43,644	15,149
General and administrative	255,571	260,311
Stock Option Compensation	60,747	97,930

Total cost and expenses	729,662	747,060

Other Income / (expense) Interest Expense	(56,440)	(40,219)

Net Loss	$(27,937)	$(272,164)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares used in computation:
Basic and diluted	16,738,778	16,738,778

The accompanying notes are an integral part of the financial statements.

Image Technology Laboratories, Inc.

Statements of Changes in Stockholders' Deficiency

Years Ended December 31, 2008 and 2007 (Unaudited)

	Preferred Stock Series A & B		Common Stock					Total
	Number		Number		Additional			Stock-
	of		of		Paid-in		Accumulated	holders'
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficiency
Balance January 1, 2007	1,501,000	$15,010	15,238,778	$152,388	$3,630,015		$(3,924,965)	$(127,552)

Amortization of stock option compensation	-	-	-	-	97,930		-	97,930

Dividends on Preferred Series B	50	-	-	-	-		-	-

Net loss							(272,164)	(272,164)

Balance, December 31, 2007	1,501,050	$15,010	15,238,778	$152,388	$3,727,945	*	$(4,197,129)	$(301,786)

Balance January 1, 2008	1,501,050	$15,010	15,238,778	$152,388	$3,727,945	*	$(4,197,129)	$(301,786)

Amortization of stock option compensation	-	-	-	-	60,747		-	60,747

Dividends on Preferred Series B	50	-	-	-	-		-	-

Net loss							(27,937)	(27,937)

Balance, December 31, 2008	1,501,100	$15,010	15,238,778	$152,388	$3,788,692		$(4,225,066)	$(268,976)

The accompanying notes are an integral part of the financial statements.

* The figure of $3,727,945 differs by $1 from the $3,727,944 as filed in the 2007 Form 10-KSB/A Amendment No. 1

Image Technology Laboratories, Inc.

Statements of Cash Flows

Years Ended December 31, 2008 and 2007

	2008	2007 (Unaudited)
Operating activities:
Net loss	$(27,937)	$(272,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and improvements	54,442	61,751
Stock Based Compensation	60,747	97,930
Changes in operating assets and liabilities:
Accounts receivable	(58,910)	23,347
Prepaid expenses and other assets	(2,910)	(2,537)
Accounts payable and accrued expenses	(9,207)	(45,469)
Deferred revenue	(6,667)	25,000
Accrued compensation payable to stockholders	0	(74,127)

Net cash used in operating activities	9,558	(186,269)

Investing activities - purchase of equipment and improvements	0	(79,702)

Financing activities:
Proceeds from bank line of credit	(4,631)	6,571
Proceeds from Bank Loan	0	597,947
Proceeds from private placement of common stock	0	0
Redemption of common stock	0	0
Proceeds from loans from stockholders	0	3,684
Repayments of loans from stockholders	0	(50,000)
Repayments of notes payable and long term debt	(111,794)	0
Net cash provided by financing activities	(116,425)	558,202

Net increase (decrease) in cash and cash equivalents	(106,866)	292,231

Cash and cash equivalents, beginning of year	295,495	3,264

Cash, end of year	$188,629	$295,495

Supplemental disclosure of cash flow information:
Interest paid	$56,440	$40,219

Supplemental disclosure of noncash investing and financing activities:
Conversion of notes payable to
Cumulative Convertible Preferred Series B stock	$0	$0

The accompanying notes are an integral part of the financial statements.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

Note 1 - Business:

Image Technology Laboratories, Inc. (the "Company") was incorporated on December 5, 1997 and commenced operations on January 1, 1998. The Company develops software for a single database “Radiology Information System/Picture Archiving and Communication System", known as RIS/PACS for use in the management of patient information and medical images by hospitals and diagnostic imaging centers. The "PACS" portion of the system inputs and stores diagnostic images in digital format from original imaging sources such as: Computerized Tomography (CT), Magnetic Resonance Imaging (MRI), Ultrasound, Nuclear Imaging, Digital Mammography, Digital Fluoroscopy and Radiography.

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

The Company has incurred recurring losses and negative cash flows from operating activities since its inception. The Company had cash of $188,629, $10,193 in working capital and a stockholders’ deficiency of $268,976 as of December 31, 2008. Management expects a reduction in the level of such losses as we increase the sales of our products. At times, in order to help in maximizing our working capital, our directors, officers and employees have contributed to capital or deferred compensation due under their agreements. It is anticipated, but not assured, that should the need arise, such contributions or deferrals might be available to us in the future.

Management believes that as a result of the proceeds from its recent financing activities, as well as anticipated cash flow generated by sales of or fees from its RIS/PACS solution, the Company should be able to continue to meet its obligations as they become due through at least December 31, 2009. Management also believes that if needed, the Company should be able to obtain additional capital resources from financing through financial institutions and other unrelated sources and/or through additional related party loans and private placements. However, there can be no assurance that the Company’s operations will become profitable or that financing will be available. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Summary of significant accounting policies:

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash equivalents:

Cash equivalents include all highly liquid investments with an original maturity of three months or less when acquired. At December 31, 2008, the Company has no cash equivalents.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

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

Concentrations of credit risk:

The Company derived substantially all of its revenues in both 2008 and 2007 from a limited number of customers, and all of its accounts receivable are also from these same few customers. The Company closely monitors the extension of credit to its customers while maintaining allowances, if necessary, for potential credit losses. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, and collections and current credit conditions. Management does not believe that significant credit risk exists with respect to accounts receivable at December 31, 2008.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions. At times, the Company's cash and cash equivalent balances exceed the insured amount under the Federal Deposit Insurance Corporation of $250,000.

Accounts Receivable:

Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based upon its assessment of the current collection status of individual accounts. Delinquent amounts that are outstanding after management has conducted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Based on management’s review, there is no need for an allowance for doubtful accounts at either December 31, 2008 or 2007.

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

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments were recognized in 2008 or 2007.

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

Net earnings (loss) per common share:

The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share in accordance with Accounting Standards Codification (“ASC”) ASC Topic 260, “Earnings Per Share”. Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. The rights of the Company's preferred Series A and common stockholders are substantially equivalent. The Company has included the 1,500,000 preferred shares Series A outstanding in the weighted average number of common shares outstanding in the computation of basic loss per share for the years ended December 31, 2008 and 2007 in accordance with the "two class" method of computing earnings (loss) per share set forth in ASC 260.

Since the Company had net losses in 2008 and 2007, the assumed effects of the exercise of outstanding options, warrants or the conversion of preferred stock into common shares at December 31, 2008 and 2007, respectively, were not considered in the computation of loss per share as they would have been anti-dilutive. However, these common stock equivalents could have potentially dilutive effects in the future.

Going concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has limited working capital and has incurred losses in each of the past two years. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

Accounting for share-based payment

In 2006, the Company adopted ASC 718, “Compensation — Stock Compensation”. No stock-based compensation awards were granted in either 2008 or 2007. Stock-based compensation expense recognized in the year ending December 31, 2008 was $60,747. For 2008, such compensation is allocated $54,672 to research and development, $3,722 to sales and marketing, and $2,352 to general and administrative expenses. Stock-based compensation expense recognized in the year ending December 31, 2007 was $97,930. For 2007, such compensation is allocated $88,137 to research and development, $3,722 to sales and marketing, and $6,071 to general and administrative expenses.

Recent accounting pronouncements:

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 - Equipment and improvements:

Equipment and improvements consist of the following at December 31, 2008:

Equipment	$384,376
Furniture	9,140
Leasehold improvements	3,505
Total	397,021
Less accumulated depreciation and amortization	(315,246)
Total	6

Depreciation and amortization expense amounted to $54,442 and $61,751 in 2008 and 2007, respectively.

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

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

In September 2005, the Company borrowed $50,000 from a member of the Company’s Board of Directors as part of a Bridge Loan Agreement that included the issuance of warrants to purchase 50,000 shares of Common Stock of the Company. The five-year warrants have an exercise price of $0.33 per share. The Bridge Loan had an annual interest rate of 14%. The principal of $50,000 was repaid in July 2007; $5,000 of the accrued interest was paid in September 2007 and a final accrued interest payment of $5,000 was made in March 2008.

In May 2007, our largest shareholder provided $3,684 to the Company as an interest-free loan in order to retain RIS/PACS market consultants. There are no repayment terms to this loan and the Company has classified the obligation as long-term.

Note 5 – Long-term debt:

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

In June 2007, the Company entered into a five-year Accounts Receivable loan agreement with PowerLease Solutions, LLC and NetBank to borrow $650,000 at a 9.5% annual interest rate. Monthly payments are $13,651 and the loan is co-signed by the Company's principal stockholder. As of December 31, 2008, there was $486,153 outstanding under this agreement.

Note 6 - Accrued compensation payable to stockholders:

As of December 31, 2008, accrued compensation payable to stockholders was $47,596, all of which is reflected as a current liability.

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

December 31, 2008 and 2007

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

At December 31, 2008, 1,100 shares of Preferred Stock Series B are outstanding. Such shares may be converted at the option of the holder or the Company to 2,970,000 shares of Common stock. Prior to conversion, such shares may be redeemed by the Company at $432 per share or $475,200 at any time until forced conversion by either party into Common stock.

Note 8 – Income taxes:

As of December 31, 2007, the Company had net operating loss carryforward of approximately $2,800,000 available to reduce future Federal and state taxable income that will expire at various dates through 2024. The Company's only other material temporary difference as of that date was approximately $48,000 attributable to accrued compensation payable to shareholders. Due to the uncertainties related to, among other things, the possible future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the potential benefits of its deferred tax assets of approximately $1,120,000 (of which $1,071,000 was attributable to the net operating loss carryforwards and $49,000 was attributable to the future deductibility of the accrued compensation) by an equivalent valuation allowance as of December 31, 2008.

Note 9 - Fair value of financial instruments:

The Company's financial instruments at December 31, 2008 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash, accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to stockholders and accrued compensation payable to stockholders. In the opinion of management, cash, accounts receivable, accounts payable and accrued expenses, and notes payable were carried at fair value because of their liquidity and short-term maturities. Because of the relationship of the Company and its stockholders, there is no practical method that can be used to determine the fair value of the notes payable to stockholders and accrued compensation payable to stockholders.

Note 10 - Stock option plan:

In January 1998, the Company’s stockholders ratified Image Technology Laboratories' Stock Option Plan (the "Plan") whereby options for the purchase of up to 5,000,000 shares of Image Technology Laboratories' common stock may be granted to key personnel in the form of incentive stock options and non-statutory stock options, as defined under the Internal Revenue Code. Key personnel eligible for these awards include our employees, consultants and non-employee directors. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of our common shares on the date of grant. The exercise price of an incentive stock option granted to an optionee who holds more than ten percent of the combined voting power of all classes of stock of Image Technology Laboratories must be at least 110% of the fair market value on the date of grant. The maximum term of any stock option granted may not exceed ten years from the date of grant and generally vest over three years.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

On January 24, 2005, the Company granted options under the plan to several key employees, for the purchase of 550,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through January 24, 2015.

On April 1, 2005, the Company granted options under the plan to Mr. Muradian, its Chief Executive Officer, for the purchase of 700,000 shares of its common stock at $.20 per share, its fair market value on the date of grant, which are exercisable through April 1, 2015. Mr. Muradian resigned from the Company on January 20, 2006. Mr. Muradian’s options were cancelled on April 20, 2006.

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

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The Estate of Dr. Ryon exercised 600,000 options in June 2005 and his remaining 400,000 options were cancelled at that time. No other options were exercised by any of the Executive Officers during the fiscal year ended December 31, 2007 or December 31, 2006. Mr. Muradian resigned from the Company on January 20, 2006 and his 800,000 options were cancelled on April 20, 2006. The value of unexercised options held by any such persons as of December 31, 2008 was as follows:

Total number of shares underlying unexercised options	3,100,000
Exercisable options	2,900,000
Un-exercisable Options	200,000
Value of in-the-money options	$-

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

The following table summarizes information about stock options outstanding at December 31, 2008

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Exercise	Outstanding	Remaining	Average	Outstanding	Average
Price	at	Contractual	Exercise	at	Exercise
Range	Dec 31, 2008	Life (Years)	Price	Dec 31, 2008	Price
$0.33	1,000,000	1.25	$0.33	1,000,000	$0.33
$0.20	550,000	6.32	$0.20	550,000	$0.20
$0.22	800,000	6.50	$0.22	600,000	$0.22
$0.26	750,000	6.63	$0.26	750,000	$0.26
	3,100,000	4.8	$0.26	2,900,000	$0.26

A summary of stock option activity under the plan as of December 31, 2008 and 2007, and changes during the year then ended is as follows:

2008	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	3,100,000	$0.26
Options granted	0	$0
Options exercised	0	$0
Options forfeited or expired	0	$0
Outstanding at December 31, 2008	3,100,000	$0.26	4.80	$0
Exercisable at December 31, 2008	2,900,000	$0.26	4.80	$0

2007	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	3,100,000	$0.26
Options granted	0	$0
Options exercised	0	$0
Options forfeited or expired	0	$0
Outstanding at December 31, 2007	3,100,000	$0.26	5.6	$0
Exercisable at December 31, 2007	2,450,000	$0.27	5.1	$0

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

Note 11 – Warrants

As of December 31, 2008, the Company had 230,000 warrants outstanding at an exercise price of $0.33 per share. The warrants expire in 2010.

Note 12 - Working capital loan agreement:

During September 2002, the Company entered into a one-year working capital loan agreement with a financial institution for borrowings of up to $75,000. The agreement automatically renews annually unless one of the parties gives appropriate notice for cancellation Outstanding borrowings bear interest payable monthly at 1% above the prime rate, and are guaranteed by the Estate of the Company's former principal stockholder. At December 31, 2008, there was $68,837 outstanding under this agreement.

Note 13 - Legal Proceedings

During the year ending December 31, 2008, there were no significant legal proceedings.

Note 14 – Commitments

The Company is obligated for office space under an operating lease agreement expiring in September 2012. Future minimum annual lease payments will approximate $36,000 per year through December 2012.

Annual rent expense for the years ended December 31, 2008 and 2007 was approximately $38,110 and $15,460, respectively.

Note 15 – Subsequent Events

Merger Agreement

The Company changed its name into Image Protect, Inc. in April 2016. On December 1, 2015, the Company merged with Clear Art, Inc. (“Clear Arts”), in a transaction treated as a reverse acquisition, and the business of Clear Arts became the business of the Company. The Company has developed a web application that monitors the global Internet to seek and collect evidence for illegally used visual content. The web application crawls the internet to identify illegal use and sends notices to identified infringers or their hosting company (ISP).

On December 1, 2015, Clear Arts, Inc. (doing business as Image Protect), a private California corporation which is the historical business, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company and all of the stockholders of Clear Arts (the “Clear Arts Shareholders”) whereby the Company agreed to acquire all of the issued and outstanding capital stock of Clear Arts in exchange for 44,601,962 shares of the Company’s common stock. On December 3, 2015, the merger was filed with the state of Delaware and Clear Arts merged with and into the Company and the separate corporate existence of Clear Art ceased and after the closing, the Company is the surviving entity pursuant to the Merger Agreement. The number of shares issued represented approximately 70.0% of the issued and outstanding common stock immediately after the consummation of the Merger Agreement. In addition, Mr. Jonathan Thomas who was the President and a stockholder of Clear Arts, was appointed to the Board of Directors and was engaged as President and COO of the Company. Mr. Jonathan Thomas received 37,733,000 shares out of the total 44,601,962 shares of the Company’s common stock per the terms of the Merger Agreement.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

As a result of the controlling financial interest of the former stockholders of Clear Arts, for financial statement reporting purposes, the business combination between the Company and Clear Arts has been treated as a reverse acquisition with Clear Arts deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. The reverse acquisition is deemed a capital transaction and the net assets of Clear Arts (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Clear Arts which are recorded at historical cost. The equity at closing is the historical equity of Clear Arts retroactively restated to reflect the number of shares issued by the Company in the transaction.

Consulting agreements

In September 2015, the Company entered into a consulting agreement with Seaside Advisors LLC, an affiliated company managed by the CEO of the Company. Pursuant to the consulting agreement, the consultant shall provide strategic planning, business development, and consulting services relating to potential acquisition and mergers. The Company pays fees of $5,000 per month as compensation for the services per the terms of agreement. Additionally, the Company pays reimbursement for out of pocket expenses subject to the Company’s approval. The term of the agreement is for 12 months unless otherwise extended by both parties. Accrued consulting fees to such related party consultant as of June 30, 2016 and December 31, 2015, were approximately $19,600 and $9,000, respectively, and were reflected as accounts payable and accrued liabilities – related party in the accompanying unaudited condensed balance sheets.

On October 16, 2015, the Company entered into consulting agreement with a third party consultant to serve as a business advisor to the Company. The consultant shall provide services such as introduction of potential acquisition target, assistance in acquisition and merger process and other business advisory related services. In consideration for such services, the Company paid $50,000 fee through the issuance of a 2% convertible promissory note. The term of the agreement was for 5 months unless otherwise extended by both parties.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

On May 20, 2016, the Company entered into 90 day consulting agreement with a third party consultant to serve as a business advisor to the Company. In consideration for such services, the Company shall issue 2,250,000 shares of the Company’s common stock. The Company has not issued these shares as of June 30, 2016. Accordingly, the Company has recorded $25,625 in accrued expenses for services rendered which has been included in accounts payable and accrued liabilities as reflected in the accompanying unaudited condensed balance sheet as of June 30, 2016. The Company valued these common shares at the fair value of $56,250 or $0.025 per common share based on the quoted trading price on the date of grant.

Securities purchase agreements

On October 16, 2015, the Company entered into a Securities Purchase Agreement with a third party investor for the purchase of $1,000,000 worth of shares of common stock. Upon execution of this agreement, the Company shall pay to the investor a commitment fee of $50,000 through the issuance of a 5% convertible promissory note and $50,000 worth of restricted shares of common stock (the “Commitment Shares”) which is calculated by dividing $50,000 by 90% of the lowest trading price of the common stock during the 10 days prior to the execution of this agreement. Currently, the Company has not issued the Commitment Shares. Such investor is also a party in a consulting agreement dated on October 16, 2015.

Convertible notes payable

The Company issued the following convertible promissory notes:

•	5% Convertible Promissory Note in the principal amount for borrowings of up to $50,000. The 5% convertible promissory note and all accrued interest were due on April 15, 2016. The maturity date of this note was extended to October 15, 2016. The principal on this note shall bear interest at the rate of five percent (5%) per annum from the issuance date thereof until the note is paid. The note holder is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 50% of the lowest trading price during forty (40) trading days, commencing on the first trading day following delivery and clearing of the conversion notice. In the event the price of the Company’s common stock falls below $0.01 at any time after the issuance date, the conversion price for all conversions shall be automatically adjusted to the lesser of (i) $0.0001, or (ii) 50% of the lowest trading price during the valuation period. The Company assumed $10,000 of this convertible note on the date of merger. On December 15, 2015, the Company received additional proceeds in connection with this note of $10,000. Between March 2016, and May 2016, the Company received additional proceeds in connection with this note for an aggregate amount of $5,000.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

•	2% Convertible Promissory Note in the principal amount of $50,000 in connection with a Consulting Agreement dated October 16, 2015. The 2% convertible promissory note and all accrued interest were due on May 16, 2016. The maturity date of this note was extended to October 15, 2016. The principal on this note shall bear interest at the rate of two percent (2%) per annum from the issuance date thereof until the note is paid. The note holder is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 87.5% of the lowest trading price during the forty (40) trading days, commencing on the first trading day following delivery and clearing of the conversion notice. Accordingly, the 2% convertible note was not considered to be conventional debt and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability.

•	5% Convertible Promissory Note in the principal amount of $50,000 in connection with a Securities Purchase Agreement dated October 16, 2015. The 5% convertible promissory note and all accrued interest were due on April 16, 2016. The maturity date of this note was extended to October 15, 2016. The principal on this note shall bear interest at the rate of five percent (5%) per annum from the issuance date thereof until the note is paid. The note holder is entitled, at its option, at any time after the issuance of this note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to a price which is 60% of the lowest trading price during the twenty (20) trading days, commencing on the first trading day following delivery and clearing of the conversion notice. The Company determined that the conversion feature of the 5% convertible promissory note represents an embedded derivative since the note is convertible into a variable number of shares.

•	10% Convertible Promissory Note of $30,000 dated in March 2016, due in March 2017, with an unrelated entity. Under the terms of the note, the Company received $25,000 and was charged an original issue discount of $5,000. The original issue discount has been recorded as debt discount. This note may not be prepaid in whole or in part. Any amount of principal or interest on this note, which is not paid when due, shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid. At the option of the note holder, the Company may repay the note by issuing the Company’s common stock based upon the conversion term equal to 30% of the lowest trading price during the 20 days prior to the date of the conversion notice. The note holder may exchange the notes as subscription payment toward purchase of shares offered for resale or other type of offering as defined in the convertible note agreement. In the event that note holder elects to exchange the note for purchase of shares from the qualified offering, said shares shall be issued free of restrictive legend and will be deemed qualified shares. At the time of conversion the Company will grant two registered shares for every dollar invested. The Company’s exchanged shares shall be automatically registered in the offering.

Image Technology Laboratories, Inc.

Notes to Financial Statements for the years ended

December 31, 2008 and 2007

•	In April 2016, the Company issued a 7% convertible promissory note payable of $25,000, due in February 25, 2017, with an unrelated entity. Under the terms of the note, the Company received $22,500 and was charged with legal fees of $2,500 in connection with the issuance of this note. This note may not be prepaid in whole or in part. Any amount of principal or interest on this note, which is not paid when due, shall bear interest at the rate of fifteen percent (15%) per annum from the due date thereof until the same is paid. At the option of the note holder, the Company may repay the note by issuing the Company’s common stock based upon the conversion term equal to the average lowest trading price of the Company’s common stock for the previous 10 days prior to the date of the conversion notice. The note holder may exchange the notes as subscription payment toward purchase of shares offered for resale or other type of offering as defined in the convertible note agreement. In the event that note holder elects to exchange the note for purchase of shares from the qualified offering, said shares shall be issued free of restrictive legend and will be deemed qualified shares. At the time of conversion, the Company will grant two registered shares for every dollar invested. The conversion price, however is subject to full ratchet anti-dilution in the event that the Company issues any securities at a per share price lower that the conversion price in effect.

•	In July 2016, the Company issued a 15% promissory note payable of $50,000 with an unrelated entity. The maturity date is the earlier of a) 12 months from the date of issuance or b) the date on which this note is accelerated due to an occurrence of an event that constitutes a default as defined in the promissory note agreement. At any time this note remains outstanding, upon 3 business day written notice to the lender, the Company has the right to prepay the principal and accrued but unpaid interest due under the note at a premium of 150%.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 3, 2006, the Company’s Board of Directors elected to engage Berenson LLP to act as the Company’s new independent registered accounting firm and auditors.

On May 15, 2007, the Company’s independent registered accounting firm, Berenson, LLP, terminated their services to the Company as a result of a combination with the Company’s prior independent registered accounting firm, J.H. Cohn, LLP, whose engagement was discontinued by an election of the Company’s Board of Directors in 2005.

On February 1, 2008, the Company’s Board of Directors elected to engage UHY LLP to act as the Company’s new independent registered accounting firm and auditors.

On April 14, 2009 the Company’s Board of Directors elected to terminate UHY LLP and filed SEC Form 15-12G.

Item 8a. Controls and Procedures.

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting is set forth below as paragraph C to Item 8A of this FY 2008 Year End Report.

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

B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

C) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Our management, including our Principle Executive Officer who also serves as our Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Item 8B, Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Section 16(a) Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers and directors have been complied with.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Investor Relations, Image Technology Laboratories, Inc., 602 Enterprise Drive, Kingston, New York 12401.

Image Technology Laboratories has not paid any compensation to its directors or executive officers from its inception through December 31, 1999. Upon their appointment to the Board in April 2002, the Company agreed to issue 10,000 shares of the Company’s common stock to each of Messrs. Norell, Carpenter and Naccarato in consideration for their serving as directors.

All directors of Image Technology Laboratories hold office until the next annual meeting of shareholders or until their successors are elected and qualified. At present, Image Technology Laboratories’ Bylaws provide for not less than one director nor more than fifteen. Currently, there are six directors of Image Technology Laboratories. The Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any officers or directors of Image Technology Laboratories, Inc.

LEWIS M. EDWARDS, 54, is a founder and principal stockholder of Image Technology Laboratories, Inc. and a co-developer of WarpSpeed. He was appointed to the Board of Directors and elected by the Board to serve as the Company’s Vice President of Research and Development and Chief Technology Officer in December 1997. Mr. Edwards was promoted to Executive Vice-President of Research and Development and Chairman of the Board of Directors in December 2004. Mr. Edwards has served as a Senior Technical Staff Member at IBM since 1993, having joined IBM as a junior engineer in 1976. He was an architect and lead software designer for IBM's RS/6000 SP, a massive parallel processor. From 1982 to 1993 he served as the head of engineering for Graphic Systems Labs, a CAD/CAM Independent Business Unit start-up company within IBM. He is a member of the IEEE and ACM professional societies. He has provided computer and network consulting services to Boeing, General Motors, Chrysler, Ford and the Federal government's FAA and ATC teams. He holds a Bachelor of Science in Electrical Engineering magna cum laude from Princeton University and an Master of Science in Computer Engineering from Syracuse University.

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

RICHARD A. GOLDMAN, 63, was appointed to the Board of Directors in October of 2007. Mr. Goldman had a long and successful career in financial services. His last assignment was a Chief Operating Officer of ProFund Advisors LLC, a mid-sized mutual fund company. Prior to that Goldman had been President of Home Life Insurance Company up to its merger with Phoenix Mutual, Managing Director at Deutsche Asset Management running the Financial Institutions Group as well as heading Relationship Management for the US, and a senior consultant at Towers-Perrin’s Tillinghast Division. Goldman started at Northwestern Mutual where he served as the General Agent for the Delaware Valley area headquartered in Philadelphia and as a company officer in Milwaukee working on key projects for the CEO and President. Mr. Goldman is a member of the National Association of Corporate Directors through which he completed the Director Professionalism Course, receiving the Certificate of Director Education. Currently, Dick is retired in Mantoloking, NJ where he is owner and operates a boat dealership. Mr. Goldman graduated from The American College in Bryn Mawr, PA. with a Masters of Science in Financial Services, University of North Carolina, Chapel Hill, NC with a Bachelor of Art in History.

Item 10. Executive Compensation

The following table sets forth information for each of the Company’s fiscal years ended December 31, 2008 and 2007 concerning compensation of (i) all individuals serving as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2008 and (ii) each other executive officer of the Company whose total annual salary and bonus equaled or exceeded $100,000 in the fiscal year ended December 31, 2008:

Annual Compensation

NAME AND PRINCIPAL POSITION	YEAR	OTHER SALARY ($)	BONUS ($)	($) ANNUAL	ALL OTHER COMPENSATION (S)

Lewis M. Edwards	2008	$150,000	$0		(1)
Chairman, Executive Vice-President, Chief Technical Officer	2007	$150,000	$0

(1)	See "Option Grants in Last Fiscal Year" below

Employment Agreements

Lewis M. Edwards is engaged as Executive Vice President, Chief Technical Officer, Principal Accounting Officer and Chairman. Mr. Edwards did not renew his prior employment agreement in 2008 and to date, has not renewed his employment agreement for 2009. He has been provided with the following:

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

Option Grants in Last Fiscal Year

There were no options granted to any Executive Officers during 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP AS OF APRIL 2, 2008(1)	PERCENT OF OUTSTANDING SHARES IN CLASS (2)

EXECUTIVE OFFICERS AND DIRECTORS

Lewis M. Edwards
602 Enterprise Drive, TechCity
Kingston, New York 12401	Common Stock	4,379,583	28.74%
	Preferred Stock A	500,000	33.33%

Richard V. Norell
602 Enterprise Drive, TechCity
Kingston, New York 12401	Common Stock	340,500	2.23%

Robert G. Carpenter
602 Enterprise Drive, TechCity
Kingston, New York 12401	Common Stock	395,000	2.59%

John J. Naccarato
602 Enterprise Drive, TechCity
Kingston, New York 12401	Common Stock	70,000	*

Valerie McDowell
602 Enterprise Drive, TechCity
Kingston, New York 12401	Common Stock	4,136,667	27.15%
	Preferred Stock A	500,000	33.33%
	Preferred Stock B	1,100	100.00%

Richard Goldman
602 Enterprise Drive, TechCity
Kingston, New York 12401	Common Stock	25,000	*

ALL OFFICERS AND DIRECTORS AS A GROUP

	Common Stock	9,321,750	61.17%
	Preferred Stock A	1,000,000	66.66%
	Preferred Stock B	1,100	100.00%

GREATER THAN 5% SHAREHOLDERS

Allen M. McDowell
7 Tall Timber Drive
Morristown, NJ 07960	Common Stock	1,133,833	7.44%

(1)	Includes for Mr. Edwards, options to purchase 1,600,000 shares of common stock exercisable within 60 days, and warrants for Mr. Carpenter to purchase 135,000 shares of common stock.

(2)	Based upon 15,238,778 shares of common stock, 1,500,000 shares of preferred stock Series A and 1,100 shares of preferred stock Series B outstanding.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits

Refer to the list of Exhibits, which are being filed as a part of this report.

a. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Certificate of Incorporation of Image Technology Laboratories, Inc.
3.2*	Certificate of Amendment to Certificate of Incorporation of Image Technology Laboratories, Inc. dated December 23, 1999
3.3*	By-Laws of Image Technology Laboratories, Inc.
4.1*	Specimen certificate for common stock of Image Technology Laboratories, Inc.
4.2*	Specimen certificate for preferred stock of Image Technology Laboratories, Inc.
4.3*	Form of Private Placement Warrant
4.4*	Form of Investor Warrant
4.5*	Form of Oakes Warrant
4.6*	Form of Subscription Agreement
10.1*	Image Technology Laboratories, Inc. 1998 Stock Option Plan
10.2*	Stockholders Agreement dated January 16, 1998 among certain investors and Image Technology Laboratories, Inc.
10.3*	Form of Registration Rights Agreement dated February 2000 among certain stockholders of Image Technology Laboratories, Inc. and Image Technology Laboratories, Inc.
10.4*	Assignment of Intellectual Property Agreement dated as of December 18, 1997 between Image Technology Laboratories, Inc. and David Ryon, M. D., Carlton T. Phelps, M. D. and Lewis M. Edwards.
10.5*	Form of Facility Usage and Equipment Lease Agreement by and between Mid Rockland Imaging and Image Technology Laboratories, Inc. dated January 12, 1998
10.6*	Form of Employment Agreement dated December 21, 1999 between Image Technology Laboratories, Inc. and David Ryon, M. D.
10.7*	Form of Employment Agreement dated December 21, 1999 between Image Technology Laboratories, Inc. and Carlton T. Phelps, M. D.
10.8*	Form of Employment Agreement dated December 21, 1999 between Image Technology Laboratories, Inc. and Lewis M. Edwards
10.9*	Form of Employment Agreement dated May 5, 2004 between Image Technology Laboratories, Inc. and Barry C. Muradian
14	Code of Ethics
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Filed with amendment no. 1 to registration statement (No.333-336787) on June 6, 2000.

Item 14. Principal accountants’ fees and services

Audit Fees

For the fiscal year ended 2007, our former Independent Registered Public Accounting Firm, UHY LLP, charged aggregate fees of $40,000 for the audit of our annual financial statements and 10-KSB.

Audit Related Fees

For the fiscal year ended 2007, our former Independent Registered Public Accounting Firm, UHY LLP charged aggregate fees of $0 for work related to the audit of our annual financial.

Tax Fees:

None.

All Other Fees:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Technology Laboratories, Inc.

By: Lawrence Adams
Lawrence Adams,
Chief Executive Officer

Date: August 16, 2016

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Adams	Chairman, Board of Directors	August 16, 2016
Lawrence Adams

/s/ Jonathan Thomas	Director	August 16, 2016
Jonathan Thomas

/s/ Valerie McDowell	Director	August 16, 2016

- 45 -